Form 10QSB
period 2005-02-28
Middle Kingdom Resources Ltd.
filed 2005-05-13
CIK 1307052

======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-120051

MIDDLE KINGDOM RESOURCES LTD.
 (Exact name of registrant as specified in its charter)

NEVADA	98-0432994
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

347 Bay Street
Suite 202
Toronto, Ontario
Canada M5H 2R7
 (Address of principal executive offices)

(416) 362-2785
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

======================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
Member:	Securities Commission Building
Canadian Institute of Chartered Accountants	PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia	Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)	Vancouver, British Columbia
Canada V7Y 1C6
Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Middle Kingdom Resources Ltd. (A Nevada Corporation)
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Middle Kingdom Resources Ltd. (A Nevada Corporation) as of February 28, 2005, and the related statements of income, retained earnings (deficit), cash flows and changes in stockholders' equity for the six month period ended February 28, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Moen and Company"
("Signed")

Chartered Accountants
Vancouver, British Columbia, Canada
May 12, 2005

"Independent Accountants and Auditors"

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
February 28, 2005
(With Comparative Figures at August 31, 2004)
(Expressed in U.S. Dollars)

		February 28	August 31
		2005	2004
		(Unaudited)	(Audited)
Current Assets	ASSETS
	Cash (Note 2(j))	$142	$3,985
	Funds in trust with attorney	--	16,440
	TOTAL CURRENT ASSETS	$142	$20,425

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
	Accounts payable	$1,030	$17,775
	Accrued Liabilities	400
	Loans from related party (Note 3)	12,590	16,440
	TOTAL CURRENT LIABILITIES	14,020	34,215
Stockholders' Equity
	Capital Stock
	Authorized:
	75,000,000 common shares at $0.001 par value
	Issued and fully paid
	5,000,000 common share at par value	5,000	5,000
	Cumulative currency transaction adjustments	390	--
	Deficit, accumulated during the exploration stage	(19,268)	(18,790)
	TOTAL STOCKHOLDERS' EQUITY	(13,878)	(13,790)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$142	$20,425

Approved on Behalf of the Board

	"Robert J. Kinloch"	, Director and Chief Executive Officer

See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
(Expressed in U.S. Dollars)

	From Inception
	Date of	Three Months	Six Months
	June 17, 2004 to	Ended	Ended
	February 28,	February 28	February 28,
	2005	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)
General and Administration Costs
Accounting	$600	$400	$400
Bank charges and interest	47	20	32
Legal expense	16,575
Office expenses	271		46
Incorporation cost	1,000
Transfer agent & filing fees	775

Net Profit (Loss) for the Period	$(19,268)	$(420)	$(478)

Net Profit (Loss) Per Common Share
Basic and diluted	$(0)	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	5,000,000	5,000,000	5,000,000

See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)

	From Inception
	Date of	Three Months	Six Months
	June 17, 2004 to	Ended	Ended
	February 28	February 28	February 28
	2005	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)

Balance (Deficit), Beginning of period	$--	$(18,848)	$(18,790)

Net Profit(Loss) for the Period	(19,268)	(420)	(478)

Balance (Deficit), End of Period	$(19,268)	$(19,268)	$(19,268)

See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	From Inception
	Date of	Three Months	Six Months
	June 17, 2004 to	Ended	Ended
	February 28	February 28	February 28
	2005	2005	2005
Cash Provided by (Used for)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net Profit (Loss) for the period	$(19,268)	$(420)	$(478)
Items not requiring use of cash
Cumulative currency transaction adjustments	390	-	390
Changes in non-cash working capital items
Accounts payable	1,031	-	(16,745)
Accrued Liabilities	400	400	400
Funds in trust with attorney	--	-	16,440
Cash used for operating activities	(17,447)	(20)	7

Investing Activities	--	--	--

Financing Activities
Capital stock subscribed	5,000	-	-
Loans from related party	12,590	(1,350)	(3,850)
Cash provided by financing activities	17,590	(1,350)	(3,850)

Cash increase (decrease) during the period	143	(1,370)	(3,843)

Cash, Beginning of Period	--	1,512	3,985

Cash, End of Period	$143	$142	$142

See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
Period From Incorporation Date and Inception Date of June 17, 2004 to February 28, 2005
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Price	Number of		Total	Currency	Retained	Total
	Per	Common	par	Capital	Translation	Earnings	Stockholders'
	Share	Shares	Value	Stock	Adjustments	(Deficit)	Equity

Shares subscribed on 6/17/2004
by Director for cash	$0.001	4,800,000	$4,800	$4,800			$ 4,800
Shares subscribed on 6/17/2004
by shareholder for cash	$0.001	200,000	200	200			200
Net loss to August 31, 2004						(18,790)	(18,790)
Cumulative currency translation adjustments					390		390
Net loss for the nine month period
ended February 28, 2005						(478)	(478)
Balance, February 28, 2005		5,000,000	$5,000	$5,000	$ 390	$(19,268)	$(13,878)

See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 1.   BUSINESS OPERATIONS

(a)     Middle Kingdom Resources Ltd. ("the Company") date of incorporation and inception was on June 17, 2004 by the Secretary of State of the State of Nevada, U.S.A. to direct its effects to the energy and mineral resource fields, as an exploration stage company. The Company's property is in the exploration or pre-production stage.

(b)     Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $19,268 to February 28, 2005 and has a working capital deficiency of $13,878 at February 28, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     General and Administration Costs

General and administration costs are written off to operations when incurred.

(b)     Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(c)     Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar.

Monetary assets and liabilities are translated at the current rate of exchange.

The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired.

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

	(d)	Net Loss Per Share

		Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

		Computation of basic and diluted weighted average of shares outstanding for the period ended February 28, 2005 is as follows:

		Basic and diluted weighted average shares	5,000,000

		Net Profit (Loss) per share - Basic and diluted	($0.00)

		Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the period in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining property costs are, upon commencement of production, amortized over the estimated life of the orebody to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

		Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

	(f)	Site Restoration and Post Closure Costs

		Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(g)     Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities.

(h)     Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion NO. 25, "Accounting for Stock Issued to Employees," and the FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)." There are no stock options granted and therefore, no compensation cost is recognized in the statement of operations.

(i)     Segment Reporting

SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective an basic principles of SFAS No.131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No.131. SFAS No.131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

(j)     Cash

Cash consists of deposit in operating account of $142 with Company bankers.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.     RELATED PARTY TRANSACTIONS

On August 13, 2004, the Company entered into an oral Agreement with Robert Kinloch, President and shareholder of the Company. Mr. Kinloch agreed to loan $16,440 ($22,000Cdn) to the Company. There are no written terms. The principal sum shall be non-interest bearing for a period of twelve months if the Company meets all the repayments, failing which interest shall be calculated at the rate of 9% per annum and interest shall be calculated form August 15, 2004. The rate of interest payable after the first twelve months of the term, provided the Principal Sum has not been repaid prior thereto shall be 9% per annum calculated from the 15th day of August 2005. During the period ended February 28, 2005, the company repaid $3,850 to Mr. Kinloch and leaves a principal balance owing of $13,940 as at February 28, 2005.

Note 4.     INCOME TAXES

The Company has losses that total $19,268 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at February 28, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 5.     PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at February 28, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 6.     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 7.     SEGMENT REPORTING

Segmented information of the Company's identifiable assets and operating activities by geographic area, is as follows:

February 28, 2005	Canada	U.S.	Total
Current assets	$-	$142	$142
Net fixed assets	-	-	-
Total Assets	$-	$142	$142

From Date of Inception June 17, 2004 to February 28, 2005
Revenue	$-	-	-
Administration costs	19,268	-	19,268
Net (loss) for the period	$(19,268)	$-	$(19,268)

August 31, 2004	Canada	U.S.	Total
Current assets	$-	$20,425	$20,425
Net fixed assets	-	-	-
Total Assets	$-	$20,425	$20,425

From Date of Inception to June 17, 2004 to August 31, 2004
Revenue	$-	-	-
Administration costs	18,790	-	18,790
Net (loss) for the period	$(18,790)	$-	$(18,790)

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 8.     MINERAL RESOURCE AGREEMENT

In June 2004, the Company entered into an exploration and development agreement with Energold Minerals Inc., an Alberta, Canada, Corporation owned by a non-affiliated third party. No funds have been expended or committed by Middle Kingdom Resources Ltd. related to this agreement up to February 28, 2005.

The exploration and development agreement covers an area of land measuring approximately 33 acres on property described as Jarvis Island, municipality of Neebing (Property Identifier 58-01-040-007-31100-111) in the District of Thunder Bay, in the Province of Ontario, Canada, Land Titles Division, Thunder Bay.

Note 9.     SUBSEQUENT EVENT

Subsequently, the company will offer up to a total 2,000,000 shares of common stock on a self-underwritten basis. 1,000,000 shares minimum, 2,000,000 shares maximum. The offering price is proposed to be $0.10 per share. The Company is planning to use the proceeds to pay for offering expenses, research and exploration of property disclosed in Note 8, above.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property, if at all. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum gross amount in our public offering of $100,000, $70,000 net, in order to remove uncertainties surrounding our ability to continue as a going concern. The $100,000 in gross proceeds or $70,000 in net proceeds will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially minable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not have any reserves. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, of which there is no assurance whatsoever, we will have to spend substantial funds of further drilling and engineering studies before we will know if we have a commercially viable mineral deposit. We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program.

We do not intend to interest other companies in the property if we find mineralized materials.

We intend to try to develop the reserves through the use of mining engineers.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find mineralized material we will spend the balance of the year creating a program for development of the property. If we do not find mineralized material at the conclusion of our exploration program, we will cease operations.

Milestones

The following are our milestones:

1.	0-90 days after completion of the offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.

90-180 days after completion of the offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.

180-210 days after completion of the offering. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take 30 days.

The cost of the subcontractors is included in the description of services to be rendered. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on June 17, 2004

Since inception, Robert J. Kinloch, our sole officer and director has paid all our expenses to incorporate us, and for legal and accounting expenses. In June 2004, Mr. Kinloch loaned $16,440 to pay the costs of incorporation, accounting fees and a portion of legal fees for our public offering. In October 2004, we repaid Mr. Kinloch $2,500, leaving a balance due Mr. Kinloch of $12,590. Therefore, net cash provided by Mr. Kinloch from inception on June 17, 2004 to February 28, 2005 was $12,590.

Accounts payable

Accounts payable of $1,030 were booked at February 28, 2005, represented by liabilities for the following expenses:

Accounting	$500
Legal expense
Office expenses	230
Transfer agent and filing fees	300
Included in expenses to February 28, 2005	$1,030

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $100,000. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of this report. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our sole officer and director is willing to commit to loan us money for our operations until our public offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

As of the date of this registration statement, we have yet to begin operations and therefore we have not generated any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in February 2004. This was accounted for as a purchase of shares of common stock, in consideration of $5,000.00.

As of February 28, 2005, our total assets were $142 and our total liabilities were $14,020.

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Robert Kinloch, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 29, 2005, our public offering was declared effective by the SEC (SEC file no. 333-120051). We are attempting to raise a minimum of $100,000 and a maximum of $200,000 by selling shares of our common stock at $0.10 per share. As of the date of this report we have not sold any shares.

ITEM 6.   EXHIBITS

(a)     The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2005.

MIDDLE KINGDOM RESOURCES LTD.
(Registrant)

BY:	/s/ Robert J. Kinloch
Robert J. Kinloch
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors