Form 10QSB
period 2005-05-31
Middle Kingdom Resources Ltd.
filed 2005-07-22
CIK 1307052

=================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

==============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

MOEN AND COMPANY CHARTERED ACCOUNTANTS

Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Middle Kingdom Resources Ltd. (A Nevada Corporation)
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Middle Kingdom Resources Ltd. (A Nevada Corporation) as of May 31, 2005 and the related statements of income, retained earnings (deficit), cash flows and changes in stockholders' equity for the three month and nine month periods ended May 31, 2005. These interim financial statements are the responsibility of the Company's management.

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

/s/ Moen and Company
Chartered Accountants
Vancouver, British Columbia, Canada
July 14, 2005

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
May 31, 2005
(With Comparative Figures at August 31, 2004)
(Expressed in U.S. Dollars)

		May 31	August 31
		2005	2004
		(Unaudited)	(Audited)
Current Assets	ASSETS
Cash (Note 2(j))		$101	$3,985
Funds in trust with attorney			16,440
TOTAL CURRENT ASSETS		101	$20,425

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities		430	$17,775
Loans from related party (Note 3)		22,726	16,440
TOTAL CURRENT LIABILITIES		23,156	34,215
Stockholders' Equity
Capital Stock
Authorized:
75,000,000 common shares at $0.001 each par value
Issued and fully paid
5,000,000 common share at par value		5,000	5,000
Cumulative currency transaction adjustments		390
Deficit, accumulated during the exploration stage		(28,446)	(18,790)
TOTAL STOCKHOLDERS' EQUITY		(23,056)	(13,790)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$100	$20,425

Approved on Behalf of the Board

/s/ Robert J. Kinloch	, Director and Chief Executive Officer

	See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
(Expressed in U.S. Dollars)

	From Inception
	Date of		Three Months	Nine Months
	June 17, 2004 to		Ended	Ended
	May 31,		May 31,	May 31,
	2005		2005	2005
	(Unaudited)		(Unaudited)	(Unaudited)
General and Administration Costs
Accounting	$600	$		$400
Bank charges and interest	89		42	74
Legal expense	25,711		9,136	9,136
Office expenses	271			46
Incorporation cost	1,000
Transfer agent & filing fees	775

Net Profit (Loss) for the Period	$(28,446)		$(9,178)	$(9,656)

Net Profit (Loss) Per Common Share
Basic and diluted	$(0)		$(0)	$(0)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	5,000,000		5,000,000	5,000,000

	See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)

	From Inception
	Date of	Three Months	Nine Months
	June 17, 2004 to	Ended	Ended
	May 31,	May 31,	May 31,
	2005	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)

Balance (Deficit), Beginning of period	$--	$(19,268)	$(18,790)

Net Profit(Loss) for the Period	(28,446)	(9,178)	(9,656)

Balance (Deficit), End of Period	$(28,446)	$(28,446)	$(28,446)

	See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	From Inception
	Date of	Three Months	Nine Months
	June 17, 2004	Ended	Ended
	to May 31,	May 31,	May 31,
	2005	2005	2005
Cash Provided by (Used for)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net Profit (Loss) for the period	$(28,446)	$(9,178)	$(9,656)
Items not requiring use of cash
Cumulative currency transaction adjustments	390	-	390
Changes in non-cash working capital items
Accounts payable and accrued liability	431	(1,000)	(17,345)
Funds in trust with attorney	-	-	16,440
Cash used for operating activities	(27,625)	(10,178)	(10,171)

Investing Activities	--	--	--

Financing Activities
Capital stock subscribed	5,000	-	-
Loans from related party	22,726	10,137	6,286
Cash provided by financing activities	27,726	10,137	6,286

Cash increase (decrease) during the period	101	(41)	(3,884)

Cash, Beginning of Period	--	142	3,985

Cash, End of Period	$101	$101	$101

	See Accompanying Notes

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
Period From Incorporation Date and Inception Date of June 17, 2004 to May 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Price	Number of		Total	Currency	Retained	Total
	Per	Common	par	Capital	Translation	Earnings	Stockholders'
	Share	Shares	Value	Stock	Adjustments	(Deficit)	Equity

Shares subscribed on 6/17/2004
by Director for cash	$0.001	4,800,000	$4,800	$4,800			$4,800
Shares subscribed on 6/17/2004
by shareholder for cash	$0.001	200,000	200	200			200
Net loss to August 31, 2004						(18,790)	(18,790)
Cumulative currency translation
adjustments					390		390
Net loss for the nine month period
ended May 31, 2005						(9,656)	(9,656)
Balance, May 31, 2005		5,000,000	$5,000	$5,000	$390	($28,446)	($23,056)

	See Accompanying Notes

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2005
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $28,446 to May 31, 2005 and has a working capital deficiency of $23,055 at May 31, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	General and Administration Costs

General and administration costs are written off to operations when incurred.

(b)	Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2005
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

F-8

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

(d)	Net Loss Per Share

	Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

	Computation of basic and diluted weighted average of shares outstanding for the period ended May 31, 2005 is as follows:

	Basic and diluted weighted average shares	5,000,000
	Net Profit (Loss) per share - Basic and diluted	($0.00)

(e)	Mining Properties and Exploration Costs

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

F-9

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

(g)	Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities.

(h)	Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion NO. 25, "Accounting for Stock Issued to Employees," and the FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)." There are no stock options granted and therefore, no compensation cost is recognized in the statement of income.

(i)	Segment Reporting

SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective an basic principles of SFAS No.131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No.131. SFAS No.131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company' s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

(j)	Cash

Cash consists of deposit with Company bankers.
F-10

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.	RELATED PARTY TRANSACTIONS

On August 13, 2004, the Company entered into an oral Agreement with Robert Kinloch, President and shareholder of the Company. Mr. Kinloch agreed to loan $16,440 ($22,000Cdn) to the Company. There are no written terms. The principal sum shall be non-interest bearing for a period of twelve months if the Company meets all the repayments, failing which interest shall be calculated at the rate of 9% per annum and interest shall be calculated form August 15, 2004. The rate of interest payable after the first twelve months of the term, provided the Principal Sum has not been repaid prior thereto shall be 9% per annum calculated from the 15th day of August 2005. During the period ended May 31, 2005, the company received an additional $6,285 from Mr. Kinloch, resulting in a principal balance payable to him of $22,726 as at May 31, 2005.

Note 4.	INCOME TAXES

The Company has losses that total $28,446 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at May 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

May 31, 2005
Deferred tax assets	$9,671
Valuation allowance	$(9,671)
Net deferred tax assets	$0

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended May 31, 2005 is as follows:

2005
Statutory federal income tax rate	34.0%
Valuation allowance	(34.0%)
Effective income tax rate	0.0%

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 5.	PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at May 31, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 6.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and loans from related party. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 7.	SEGMENT REPORTING

Segmented information of the Company's identifiable assets and operating activities by geographic area, is as follows:

May 31, 2005	Canada	U.S.	Total
Current assets	$0	$101	$101
Net fixed assets	0	0	0
Total Assets	$0	$101	$101

From Date of Inception June 17, 2004 to May 31, 2005
Revenue	$0	0	0
Administration costs	28,446	0	28,446
Net (loss) for the period	$(28,446)	$0	$(28,446)

August 31, 2004	Canada	U.S.	Total
Current assets	$0	$20,425	$20,425
Net fixed assets	0	0	0
Total Assets	$0	$20,425	$20,425

From Date of Inception to June 17, 2004 to August 31, 2004
Revenue	$-	-	-
Administration costs	18,790	-	18,790
Net (loss) for the period	$(18,790)	$-	$(18,790)

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 8.	MINERAL RESOURCE AGREEMENT

In June 2004, the Company entered into an exploration and development agreement with Energold Minerals Inc., an Alberta, Canada, Corporation owned by a non-affiliated third party. No funds have been expended or committed by Middle Kingdom Resources Ltd. related to this agreement up to May 31, 2005.

The exploration and development agreement covers an area of land measuring approximately 33 acres on property described as Jarvis Island, municipality of Neebing (Property Identifier 58-01-040-007-31100-111) in the District of Thunder Bay, in the Province of Ontario, Canada, Land Titles Division, Thunder Bay.

Note 9.	SUBSEQUENT EVENT

Subsequently, the company will offer up to a total of 2,000,000 shares of common stock on a self-underwritten basis: 1,000,000 shares minimum, 2,000,000 shares maximum. The offering price is proposed to be $0.10 per share. The Company is planning to use the proceeds to pay for offering expenses, working capital, and research and exploration of property disclosed in Note 8, above.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property, if at all. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum gross amount in our public offering of $100,000, $70,000 net, in order to remove uncertainties surrounding our ability to continue as a going concern. The $100,000 in gross proceeds or $70,000 in net proceeds will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially mineable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

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

Results of Operations

From Inception on June 17, 2004

Since inception, Robert J. Kinloch, our sole officer and director has paid all our expenses to incorporate us, and for legal and accounting expenses. In August 2004, Mr. Kinloch loaned $16,440 to pay the costs of incorporation, accounting fees and a portion of legal fees for our public offering. Subsequent Shareholder loans and repayments from Mr. Kinloch during the most recent quarter have resulted in a net amount owing from the corporation to Mr. Kinloch of $22,726.00. There are no written terms to the loan. Any loan amount is non-interest bearing for the first twelve months.

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

We issued 5,000,000 shares of common stock through a Section 4(2) offering in June 2004. This was accounted for as a purchase of shares of common stock, in consideration of $5,000.00.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following Exhibits are attached hereto:

Exhibit No.	Document Description

14.1	Awareness Letter on Unaudited Interim Financial Infomation from Moen and Company

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended May 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21th day of July, 2005.

MIDDLE KINGDOM RESOURCES LTD.
(Registrant)

BY:	/s/ Robert Kinloch
Robert J. Kinloch
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors