Form 10KSB
period 2005-08-31
Middle Kingdom Resources Ltd.
filed 2005-12-14
CIK 1307052

=========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-120051

MIDDLE KINGDOM RESOURCES LTD.
 (Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	N/A (IRS Employer Identification No.)

347 Bay Street, Suite 202
Toronto, Ontario, Canada M5H 2R7
(Address of principal executive offices, including zip code.)

(416) 362-2785
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

=========================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year August 31, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 13, 2005: 4,800,000

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

General

We were incorporated under the laws of the state of Nevada on June 17, 2004. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are no in either the development or production stage. We intend to conduct exploration activities on one property located in the Province of Ontario, Canada. Title to the property is recorded in the name of Energold Minerals Inc. The one property consists of a 33 acre island in Lake Superior. We intend to explore for barite on the property.

Status of our public offering

On March 29, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120051, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of November 17, 2005, we have not completed our initial public offering.

Our exploration program

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

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations. We do not consider ourselves to be a blank check corporation as defined in Regulation C, Rule 419 of the Securities Act of 1993, and do not intend to merge with or acquire another company in the foreseeable future.

Our administrative office is located at 347 Bay Street, Suite 202, Toronto, Ontario, Canada M5H 2R7 and our telephone number is (416) 362-2785 and our registered statutory office is located at 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509. Our fiscal year end is August 31. Our mailing address is 347 Bay Street, Suite 202, Toronto, Ontario, Canada M5H 2R7.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

We intend to conduct exploration activities on one thirty-three (33) acre island located in the Province of Ontario, Canada. Title to the property is recorded in the name of Energold Minerals Inc. We do not have any interest or ownership in the property. Our entire interest in the property will be determined by how much money we spend on the property and thereby earn an interest in any minerals or revenue that may ultimately be derived. The ownership interest that we earn will a fee simple interest in and to the island.

Energold Minerals Inc. owns the property in fee simple and its rights to the minerals on the island are established through a patented mining claim. A patented mining claim includes the deed to the property. When you own a patented property you own the minerals and the land. Unlike a staked and claimed property, no ongoing work needs to be done to maintain the claim. The only obligation of the patented claim holder, in this case Energold Minerals Inc., is to make an annual tax payment. We have no obligation to maintain the claim until we earn an undivided interest in the property.

Should we gain more that 50% of the fee simple interest in the property due to work undertaken, we would be subject to the same risks and obligations of any landowner including paying property taxes. We will be dealing with the accounting issues for the investment in the joint venture on an ongoing basis in accordance with the proportionate consolidation basis.

Under Ontario law title to a patented mining claim can be held in the name of a US company.

The patented claim, which is in the name of Energold Minerals Inc. is identified with a Property Description and Identification Number. That information is provided in the table below.

Property Description	The property is described as Jarvis Island, Municipality of Neebing, in the district of Thunder Bay, in the Province of Ontario, Land Titles Division, Thunder Bay.
Property Identifier	58-01-040-007-31100-0000

Apart from the agreement that Energold has with us, there are no other underlying agreements or interests in the property. Because the property is an island, and because there are no other owners, or underlying interests in the property there is a natural boundary of water distinguishing other claims in the area that may exist on other islands in the area or on the mainland. Since we are not the owner of the island we do not have to meet any conditions to keep the title to the property in good standing nor are we responsible for any property taxes. Our only obligation is to expend money on exploration in a phased manner where and when it is determined to be economic to do so.

Agreement with Energold Minerals, Inc.

We will conduct exploration activities on Jarvis Island to determine if mineralized material is located thereon. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We are exploring for barite. Barite is the mineralogical name for barium sulfate. Barite is mixed with water and used to stabilize the walls of oil and gas wells. It is also used of the manufacture of white paint pigment and as a filler in paint, paper, rubber, linoleum and cloth.

On June 22, 2004, we entered into an Option and Joint Venture Exploration Agreement with Energold Minerals, Inc., a Canadian corporation. The transaction with Energold Minerals, Inc. is at arm's length. There is no previous relationship with Energold Minerals, Inc. and us.

On August 15, 2005, we entered into an Option and Joint Venture Exploration Extension Agreement with Energold Minerals which extended the Option and Joint Venture Exploration agreement dated September 22, 2004. The Extension Agreement provides that each individual date in the original agreement will be extended for a period of one year.

Under the terms of the agreement, we have the option to earn up to an undivided 51% interest in the Jarvis Island Property, comprising a group of mining claims situated in the Thunder Bay District in the Province of Ontario. Energold holds a 100% undivided right, title and interest in all of the Jarvis Island Property free and clear of all encumbrances.

Term

We have the right to elect to earn a 30% undivided interest in the Jarvis Island Property provided we:

(i) issue Energold a total of 500,000 common shares of our common stock as follows:

a.	100,000 common shares within seven days of the effective date;
b.	an additional 200,000 common shares on or before September 30, 2006
c.	an additional 100,000 common shares on or before September 30, 2007
d.	an additional 100,000 common shares on or before September 30, 2008

(ii) incur a total of $300,000 in exploration expenditures on the Jarvis Island Property in accordance with the following schedule:

a.	$100,000 to be incurred on or before September 30, 2006
b.	an additional $200,000 to be incurred on or before September 30, 2008.

The foregoing option will terminate and we will have no further interest in the Jarvis Island Property if:

(i) On September 30, 2006, Energold has not received a share certificate representing an additional 200,000 shares of our common stock, or if we have not incurred $100,000 in expenditures;

(ii) On September 30, 2007, if Energold has not received a share certificate representing an additional 100,000 common shares of our company;

(iii) On September 30, 2008, if Energold has not received a share certificate representing an additional 100,000 shares of our common stock and we have not incurred an additional $200,000 in expenditures.

Should the foregoing option terminate, we will not be liable for any option payment commitments and will not have any interest in the Jarvis Island Property by virtue of our failure to meet its commitments within the required time.

In the event we do not perform as set forth above the option terminates, however, if we do perform as set forth above, we will have an option to acquire an additional 21% of the Jarvis Island Property if we perform the additional terms and conditions:

(i) On or before September 30, 2009, we issue Energold a total of 200,000 shares of our common stock;

(ii) On or before the sixth anniversary of the effective date, we have completed not less than a further $200,000 of exploration and development work upon the Jarvis Island Property.

The second option will terminate and we will have earned only a 30% undivided interest in the Jarvis Island Property if on September 30, 2009 Energold has not received a share certificate representing the additional 200,000 shares of common stock and if on September 30, 2011 we have not incurred an additional $200,000 in expenditures.

Operations

(a) During the option period, we will provide to and review its exploration and development plans with Energold and Energold shall be provided an opportunity to comment and provide input with respect to prospective exploration and development programs. Decisions regarding exploration and development of the Jarvis Island Property shall be determined by a three person committee, known as the Management Committee, comprising two of our representatives and one representative of Energold. Robert Kinloch our president will be one representative. We have not selected our second representative and will not do so until we complete our public offering.

(b) Energold will act as operator during the option period and will be responsible for all work permits, environmental compliance, payment of contractors, insurance and other matters relating to work carried out on the property and shall indemnify us and hold us harmless against any liability with respect to these matters. All work done by Energold on the property shall be done in accordance with good mining practice and in compliance with the applicable laws of Ontario.

(c) Energold as operator may charge up to 10% for management fees for general exploration expenditures and up to 5% on drilling or other major contract costs. All input tax credits for monies expended during the option period shall be for our account.

(d) We will enter into a technical services agreement with Energold under which Energold shall agree to provide contract services to us as required.

Joint Venture

(a) In the event that we exercise the option by earning a 30% interest in the Jarvis Island Property, a joint venture will be formed for the further exploration and development of the property. Under the joint venture each party shall have the right to participate in the joint venture and the corresponding obligation to fund further exploration and development of the property, the Participating Interest. The Participating Interest, at the time of the formation of the joint venture shall be:

Energold:	70%, and
Us:	30%

The parties' expenditures upon formation of the joint venture shall be as follows:

Energold:	$600,000
Us:	$300,000

(b) In the event that we elect to exercise the option to earn a 51% interest in the Jarvis Island Property, then the joint venture will be formed after the completion of the required further expenditures, and the participating interest, at the time of the formation of the joint venture shall be:

Energold:	49%, and
Us:	51%

The parties' deemed expenditures upon formation of the joint venture shall be as follows:

Energold:	$600,000
Us:	$600,000

(c) Upon the formation of a joint venture the parties will enter into a formal joint venture agreement which shall include the following terms:

(i) decisions regarding further exploration and development of the and Jarvis Island Property will be determined by a three person management committee; with two nominees, one of two nominees is our president, Robert Kinloch, appointed by us holding the majority interest and one nominee appointed by the party holding the minority interest.

(ii) exploration and development budgets will be determined and signed off by the management committee, at which time both parties then have ninety (90) days to provide funds toward the project or be diluted;

(iii) if one party declines or fails to provide all or part of its required funding (based upon its then proportionate legal and beneficial interest), the other party can increase its funding to the amount budgeted;

(iv) upon formation of the joint venture, Energold shall continue to be the operator of the joint venture so long as it maintains at least a 40% Participating Interest;

(v) standard dilution will apply to the Joint Venture as follows:

Participating	Contribution to total costs by a party
Interest of a =	(Including deemed expenditures)
Party	Contribution to total costs by all parties (including deemed expenditures);

(vi) in the event that the operator determines not to propose a project program or fails to do so within 6 months of completion of the previous project program, the non-operator can propose and operate a project program.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found.

Method of Accounting for Joint Venture Agreement

We utilize the equity method in accounting for our investments in joint ventures when the ownership level is generally 20% to 50%. Under the equity method of accounting, the accounts of the joint venture are not reflected in our balance sheet and statement of operations; however, our share of the earnings or losses of the joint venture will be reflected in the caption "Equity loss-share of joint venture losses in the statement of operations." Our carrying value in a joint venture is reflected in the caption "Investment in joint venture." When our carrying value in an equity method joint venture is reduced to zero, no further losses are recorded in our financial statements unless we guarantee obligations of the joint venture or have committed additional funding. When the joint venture subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized.

If the ownership interest increases to 51%, whereby we control the joint venture, we will evaluate various factors related to the investment in the joint venture to include whether or not we exercise significant influence and majority representation on the board of directors of the joint venture, and if the latter is the case then the we will consolidate the accounts of the joint venture with our accounts and record the other joint venturers minority interests.

Location and Access

The property is located on a thirty-three acre Jarvis Island in the Canadian portion of Lake Superior. Jarvis Island is located near the western shore of Lake Superior in the Province of Ontario near the Minnesota boarder.

Map 1

Map 2

The only access to Jarvis Island is by boat. The nearest land is approximately five miles from Jarvis Island. All exploratory equipment will be brought to the Island by boat. There is no power on the island. Most of the equipment used to conduct the proposed exploration activity contains its own source of power. All other necessary power will be supplied by gasoline generators. No improvements are required at any exploration or technical stage of operation.

Physiography

The property is flat, contains little or no vegetation and is covered with rock. Existing vegetation consists of fir and pine trees. The climate features cool summers and moderately cold winters. The region is fairly arid with the average annual precipitation being about 20 inches. A snow pack of 2-3 feet usually begins to accumulate in December and lingers in places until May. The recommended field season is from early April to late November.

Property Geology

Jarvis Island is comprised largely of diabase and argillites.

History of Previous Work

There is no history of previous work on Jarvis Island.

Our Proposed Exploration Program

We are prospecting for barite. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of barite to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

In addition, we may not have enough money to complete our exploration of the property. The proceeds from our public offering will only allow us to determine if mineralized material is located on the property. If mineralized material is located on the property, we will have to raise additional funds through a private placement or second public offering in order to comply with the terms of our agreement with Energold Minerals, Inc. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. Before barite retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as drills and excavators that we might need to conduct exploration. Further, suppliers give preferences to larger exploration entities that purchase larger quantities of supplies from them. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after our public offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a sample of earth. Mr. Kinloch will determine where drilling will occur on the property in consultation with the consultant we hire. Mr. Kinloch will not receive fees, salary, or other compensation for his services until such time as we have adequate funds to do so. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing.

We estimate the cost of core sampling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our public offering. If we raise the minimum amount of money, we will drill approximately 2,250 linear feet or 8 holes. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 22 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be up to $5,000. We will begin drilling ninety days after this offering is closed, weather permitting. To date, we have not paid any fees for an exploration consultant.

The breakdown of estimated times and dollars was made by Mr. Kinloch.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans or strategy to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have access to a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration operation ninety days after of the completion of our public offering weather permitting.

If we do not find mineralized material on the property, Mr. Kinloch will allow the option and joint venture agreement with Energold Minerals Inc. to expire and we will cease operations.

Competitive factors

The barite mining industry is fragmented. We compete with other exploration companies looking for barite. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the barite mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our property. Readily available barite markets exist in Canada, the United States and around the world for the sale of barite. Assuming our property is inundated with barite, of which there is absolutely no assurance, we will be able to sell all of the barite produced therefrom.

Barite is mixed with water and used to stabilize the walls of oil and gas wells. It is also used in the manufacture of white paint pigment and as a filler in paint, paper, rubber, linoleum and cloth.

We plan to sell any barite removed from our property to one or more wholesale producers.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the Ontario Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in Ontario. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in Ontario is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill eight holes and $2,250 if we drill twenty-two holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of our public offering. Mr. Kinloch has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties. The cost of the subcontractors is included in the description of services to be rendered. Mr. Kinloch will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire independent contractors to perform the surveying, exploration, and excavating of the property. The contractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of the property. Further, we will hire geologists and engineers as independent contractors on an as needed basis. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete our public offering. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services.

Employees and Employment Agreements

At present, we have one part-time employee, our president, Robert J. Kinloch. Mr. Kinloch devotes approximately 10% of his time or four hours per week. Mr. Kinloch does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Mr. Kinloch.

Risk Factors

1.   Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

2.   If we do not find mineralized material in the property, we will cease operations in which case you will lose your investment.

If we do not find mineralized material on the property, we will cease operations. We have no plans to pursue other exploration or mining opportunities and we have no plans to respond to any other business opportunities if we fail to find mineralized material. Further, Mr. Kinloch will not present any future business opportunities that might arise. In the event we do not find mineralized material and we cease operations, you will lose your investment.

3.   Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

4.   Because we may still not have sufficient capital to complete our exploration program, even if we raise the maximum amount in our public offering, we may have to sell additional securities and raise additional capital which could dilute your investment.

We may still not have the capital to fund significant exploration operations even if we raise the maximum amount in our public offering. Therefore, we may have to sell additional securities after our public offering is completed, but prior to the completion of our exploration of the property. Those shares may be sold on terms that dilute your interest in our initial public offering.

5.   We lack an operating history, have never had any revenues, have no current prospects for future revenues, and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in June 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have had a net loss since inception. The loss was a result of the payment of fees for incorporation, legal and accounting. We have never had any historical revenues and we do not have any current prospects for future revenues. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

6.   Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

7.   Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2001. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

8.   Weather interruptions in the province of Ontario may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately seven months out of the year. This is because a snow pack of two to three feet usually begins to accumulate in December and lingers in places until May. The recommended field season is from early April to late November. In winter months, we are unable to conduct exploration operations on the property.

9.   Because no mining engineer or professional geologist has examined our property and no written report from a mining engineer or professional geologist has been produced there is no assurance that any mineralized material is located on our property. If we do no locate mineralized material, you will lose your investment.

Because no written examination report exists on our property from a mining engineer or professional geologist based on an examination of our property no professional assessment of the property is available to us. Accordingly, we do not know if we will locate mineralized material. We will only know if mineralized material exists after we complete our exploration program. If we do not find mineralized material, you will lose your investment.

10.   We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as drills and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after our public offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

11.   Because Mr. Kinloch has other outside business activities and will only be devoting 10% of this time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Kinloch, our sole officer and director has other outside business activities and will only be devoting 10% of his time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Kinloch. As a result, exploration of the property may be periodically interrupted or suspended.

12.   Because record title to the property is held in the name of Energold Minerals, Inc., an unrelated third party, if it transfers the property to someone other than us, we will cease operations.

Title to the property upon which we intend to conduct exploration activities is not recorded in our name. Title to the property is recorded in the name of Energold Minerals, Inc, an unrelated third party. If Energold Minerals, Inc. transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

13.   Because Mr. Kinloch is our sole officer and director, if he should resign or die, we will not have an operating officer which will result in our operations suspending or ceasing. If that should occur, you could lose your investment.

Mr. Kinloch is our sole officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to run us. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

14.   Because our sole officer and director will own more than 50% of the outstanding shares after our public offering, he will be able to decide who will be directors and you may not be able to elect any directors.

Even if we sell all 2,000,000 shares of common stock in our public offering, Mr. Kinloch will still own 4,800,000 shares and will continue to control us. As a result, after completion of our initial public offering, regardless of the number of shares we sell, Mr. Kinloch will be able to elect all of our directors and control our operations.

15.   Because Mr. Kinloch is risking a small amount of capital and property, while you on the other hand are risking up to $200,000, as an equity investment, if we fail, you will absorb most of the loss.

Mr. Kinloch will receive a substantial benefit from your investment. He loaned us $23,940 and invested $4,800 through the purchase of 4,800,000 shares of common stock. You on the other hand, will be providing all of the cash, through your equity investment, for our operations. As a result, if we cease operations for any reason, you will lose your investment.

16.   Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 3.   LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 5,000,000 shares of common stock outstanding as of November 17, 2005, 4,800,000 shares were owned by Mr. Kinloch and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At November 17, 2005, there were two holders of record.

Status of our public offering

On March 29, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120051, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of November 17, 2005, we have not completed our initial public offering.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.   PLAN OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property, if at all. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of our public offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum gross amount in our public offering of $100,000, $70,000 net, in order to remove uncertainties surrounding our ability to continue as a going concern. The $100,000 in gross proceeds or $70,000 in net proceeds will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially minable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus dated March 29, 2005. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

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

Milestones

The following are our milestones:

1.	0-90 days after completion of our public offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.

90-180 days after completion of our public offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from our public offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.

180-210 days after completion of our public offering. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take 30 days.

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

$10,000 in legal fees was paid to Mr. Lysiak upon SEC effectiveness. Mr. Kinloch, our president paid the fees.

Results of Operations

From Inception on June 17, 2004

Since inception, Robert J. Kinloch, our sole officer and director has paid all our expenses to incorporate us, and for legal and accounting expenses. In June 2004, Mr. Kinloch loaned $16,440 to pay the costs of incorporation, accounting fees and a portion of legal fees for our public offering. In October 2004, we repaid Mr. Kinloch $2,500, leaving a balance due Mr. Kinloch of $13,940. On April 21, 2005, Mr. Kinloch paid legal fees in the amount of $10,000 to Mr. Lysiak. Therefore, net cash provided by Mr. Kinloch from inception on June 17, 2004 to August 31, 2005 was $23,940.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $100,000. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus dated March 29, 2005. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our sole officer and director is willing to commit to loan us money for our operations until our public offering has been completed or until our offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

As of November 17, 2005, we have yet to begin operations and therefore we have not generated any revenues from our business operations.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

PART III

ITEM 7.   FINANCIAL STATEMENTS.

Moen & Company, Chartered Accountants, our auditing firm has not yet completed our audited financial statements. They have advise us that the financial statements will be completed within the next ten days. At that time, we will file an amended report which will include an amended Plan of Operations and Audited Financial Statements.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2005, included in this report have been audited by Moen & Company, Chartered Accountants, 701 West Georgia Street, Suite 1400, Vancouver, British Columbia, Canada V7Y 1K8, as set forth in this annual report.

ITEM 8A.   CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Robert J. Kinloch	48	president, principal executive officer, treasurer,
2501 Lansdowne Ave.		principal financial officer, principal accounting
Saskatoon, Saskatchewan		officer, and a member of the board of directors
Canada

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Robert Kinloch - President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors.

Since inception, on June 17, 2004, Mr. Kinloch has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. Since August 27,1998, Mr. Kinloch has been a founder and a member of the Board of Directors of Maverick Minerals Corporation, a Nevada exploration corporation whose common stock is traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "MVRM." On March 5, 2000, Mr. Kinloch resigned as the vice-president and chief operating officer of Maverick Minerals Corporation and became the president and chief executive officer. It is unlikely that the Maverick Minerals can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Maverick Minerals has generated limited revenues. To meet its need for additional cash Maverick Minerals is attempting to raise money from third parties. At the present time, Maverick Minerals has not made any arrangements to raise additional cash. If it needs additional cash and cannot raise the cash, Maverick Minerals will either have to suspend operations until it does raise the cash, or cease operations entirely. Maverick Minerals currently has no exploration properties and accordingly has no exploration plans. Maverick Minerals needs to raise additional capital, acquire an interest in a mining property and begin exploration. There is no assurance that Maverick Minerals will ever have the money to do so. From June 1993 to June 1996, Mr. Kinloch was a commercial charter pilot for Loyal Air. Loyal Air is located in Belleville, Ontario. From June 1987 to September 1990, Mr. Kinloch was a commodity futures trader registered with the Ontario Securities Commission. From June 1987 to September 1990, Mr. Kinloch was an independent floor trader on the Toronto Futures Exchange, Toronto Stock Exchange. From December 1988 to December 1997, Mr. Kinloch was a co-founder and vice president of Lakebreeze Properties Ltd. Lakebreeze is a property development company. Mr. Kinloch graduated from the University of Saskatchewan in 1992. From August 27, 1998 to June 17, 2004, Mr. Kinloch devoted 100% of his time to Maverick Minerals. Since June 17, 2004, Mr. Kinloch devotes 50% of his time to Maverick Minerals Corporation and 10% of this time to our operations. After this offering is completed, Mr. Kinloch will devote 50% of his time to Maverick Minerals Corporation and 50% of his time or 20 hours per week, to our operation. Currently, the remaining 40% of Mr. Kinloch's time is devoted to personal travel and recreation. Mr. Kinloch has no professional or technical credentials related to mineral exploration, mine development or mining.

Conflicts of Interest

At the present time, we do not foresee a conflict of interest because we do not intend to acquire any additional properties and Mr. Kinloch does not intend to acquire any additional properties. We do not see a conflict of interest with Maverick Minerals Corporation since Maverick Minerals Corporation will not be acquiring any interest in our property. Maverick Minerals Corporation is an exploration stage mining company that does not own any properties or projects. Maverick Minerals Corporation must raise capital through the issuance of debt or equity securities in the near future to survive. The only conflict that we foresee is Mr. Kinloch's devotion of time to projects that do not involve us. In the event that Mr. Kinloch ceases devoting time to our operations, he has agreed to resign as an officer and director.

In the event Mr. Kinloch resigns as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

Our Company is not currently subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on June 17, 2004 through August 31, 2005. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended August 31, 2005. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Securities
Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Robert J. Kinloch	2005	0	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	0

We have not paid any officers or directors salaries in 2005, and we do not anticipate paying any officers or directors salaries at any time in 2005. We will not begin paying our officers salaries until we have adequate funds to do so.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members on the board of directors.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership

Robert J. Kinloch	4,800,000	96.00%
2501 Lansdowne Avenue
Saskatoon, Saskatchewan
Canada S7J 1H3

All Officers and Directors	4,800,000	96.00%
as a Group (1 person)

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Kinloch is the only "promoter" of our company.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kinloch, our president and sole director, has not received and will not receive anything of value, directly or indirectly, from us and we have not received and will not receive any assets, services or other consideration from Mr. Kinloch.

On July 20, 2004, Robert J. Kinloch, our sole officer and director, acquired 4,800,000 shares of our common stock and Rod Mancini acquired 200,000 shares of our common stock. The 5,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers' transaction or in a transaction directly with a market maker. If the minimum number of shares are sold, Mr. Kinloch and Mr. Mancini could each begin selling 60,000 shares quarterly beginning July 20, 2005. If the maximum number of shares are sold, Mr. Kinloch and Mr. Mancini could each begin selling 70,000 shares quarterly.

In June 2004, Mr. Kinloch loaned $16,440 to pay the costs of incorporation, accounting fees and a portion of legal fees for this offering. In October 2004, we repaid Mr. Kinloch $2,500, leaving a balance due Mr. Kinloch of $13,940. The principal sum is non-interest bearing for a period of twelve months from June 2004 and at a rate of 9% per annum thereafter. There is no writing to evidence the foregoing. The agreement is entirely oral.

Mr. Kinloch is our only promoter. He has not received or will he receive anything of value from us, directly or indirectly in his capacity as a promoter.

On March 29, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120051, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of November 17, 2005, we have not completed our initial public offering.

On April 21, 2005, Mr. Kinloch paid legal fees in the amount of $10,000 to Mr. Lysiak. Therefore, the total non-interest bearing loan provided by Mr. Kinloch was $23,940, the period of the loan is indeterminate. There is no writing to evidence the foregoing. The agreement is entirely oral.

On August 15, 2005, we entered into an Option and Joint Venture Exploration Extension Agreement with Energold Minerals which extended the Option and Joint Venture Exploration agreement dated September 22, 2004. The Extension Agreement provides that each individual date in the original agreement will be extended for a period of one year.

PART IV

ITEM 13.   EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-120051 on October 28, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Agreement with Energold Minerals Inc.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
10.2	Option and Joint Venture Exploration and Extension Agreement.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005	$5,000	Moen & Company, Chartered Accountants
2004	$3,500	Moen & Company, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$1,000	Moen & Company, Chartered Accountants
2004	$1,000	Moen & Company, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$-0-	Moen & Company, Chartered Accountants
2004	$-0-	Moen & Company, Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$-0-	Moen & Company, Chartered Accountants
2004	$-0-	Moen & Company, Chartered Accountants

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2005.

MIDDLE KINGDOM RESOURCES LTD.

BY:	/s/ Robert J. Kinloch
Robert J. Kinloch, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors