Form 10QSB
period 2005-11-30
Middle Kingdom Resources Ltd.
filed 2006-01-23
CIK 1307052

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-51671

MIDDLE KINGDOM RESOURCES LTD.
(Exact name of registrant as specified in its charter)

NEVADA	98-0432994
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

347 Bay Street
Suite 202
Toronto, Ontario
Canada M5H 2R7
(Address of principal executive offices)

(416) 362-2785
(Registrant's telephone number, including area code)

The Registrant is a Shell company:     Yes [ X ]     No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

===================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Moen & Company, Chartered Accountants, our auditing firm, has not yet completed a review of our quarterly financial statements. They have advised us that the review will be completed within the next seven days. At that time, we will file an amended report which will include an amended Plan of Operations and our Auditor's Review of our Financial Statements.

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

We were unable to complete our public offering and have suspended operations until we raise capital to begin exploration on one property

Subject to an ingestion of capital, we will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

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

If we are unable to complete any phase of exploration because we don' t have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything. Currently, we have ceased operations other than attempting to raise capital.

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

Milestones

The following are our milestones which are subject to raising at least $50,000:

1.	0-90 days after raising $50,000, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.

90-180 days after raising $50,000. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from our public offering. Core drilling will be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.

180-210 days after raising $50,000. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take 30 days.

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

Results of Operations

From Inception on June 17, 2004

Since inception, Robert J. Kinloch, our sole officer and director has paid all our expenses to incorporate us, and for legal and accounting expenses. In June 2004, Mr. Kinloch loaned $16,440 to pay the costs of incorporation, accounting fees and a portion of legal fees for our public offering. In October 2004, we repaid Mr. Kinloch $2,500, leaving a balance due Mr. Kinloch of $13,940. On April 21, 2005, Mr. Kinloch paid legal fees in the amount of $10,000 to Conrad Lysiak, our attorney.

Liquidity and Capital Resources

To meet our need for cash we attempted to raise money from a public offering. We were unsuccessful and have no money to begin operations.

Our sole officer and director is willing to loan us additional money. At the present time, we have not made any arrangements to raise additional cash.

Until we raise at least $50,000, we cannot begin operations and cannot generate any revenues from our business operations. We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Status of our public offering

On March 29, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120051, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

Subsequent Events

On December 24, 2005 our public offering expired without having reached the minimum amount as prescribed by our prospectus and pursuant to our Registration Statement which was declared effective by the Securities and Exchange Commission on March 29, 2005. Accordingly, we have suspended operations.

ITEM 3.     CONTROLS AND PROCEDURES

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

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 29, 2005, our public offering was declared effective by the SEC (SEC file no. 333-120051). On November 24, 2005 our public offering expired without any shares of our common stock being sold.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of January, 2006.

MIDDLE KINGDOM RESOURCES LTD.
(Registrant)

BY:	/s/ Robert Kinloch
Robert J. Kinloch
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors