Form 10KSB/A
period 2005-08-31
Middle Kingdom Resources Ltd.
filed 2006-02-03
CIK 1307052

=========================================================================================================

FORM 10-KSB/A-1

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

===========================================================================================================

PART III

ITEM 7.     FINANCIAL STATEMENTS.

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
Suite 1400 -701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6

Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Middle Kingdom Resources Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Middle Kingdom Resources Ltd. (An Exploration Stage Company) as of August 31, 2005 and August 31, 2004 (as restated) and the related statements of income, cash flows and stockholders' deficit for the year ended August 31, 2005 and the comparative period from the date of inception on June 17, 2004, to August 31, 2004 (as restated-Note 7) and accumulated for the period from June 17, 2004 to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middle Kingdom Resources Ltd. (An Exploration Stage Company) as of August 31, 2005 and August 31, 2004 (as restated) and the results of its operations and its cash flows for the year end August 31, 2005 and the comparative period from inception on June 17, 2004, to August 31, 2004 (as restated-Note 7) and accumulated for the period from June 17, 2004 to August 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Moen and Company"
Vancouver, British Columbia, Canada	("Signed")
Chartered Accountants
December 22, 2005

"Independent Accountants and Auditors"

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
At August 31, 2005 and 2004
(Expressed In U.S. Dollars)

ASSETS	August 31,
Current Assets	2005	2004
		(As restated
		Note 7)
Cash	$61	$3,985
Funds in trust with attorney	--	16,440
Total Current Assets	61	20,425

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current Liabilities
Accounts payable	$30	$2,775
Accrued liabilities	5,415	15,000
Loans from related party (note 3)	22,726	16,440
Total current liabilities	28,171	34,215
Commitments and Contingencies-Notes 1 and 6
Stockholders' Equity (Deficit)
Capital Stock
Authorized: 75,000,000 common shares
with a par value of $0.001 per share
Issued and fully paid: 5,000,000 common shares
at par value	5,000	5,000
Other comprehensive income	390	--
Donated Capital (Note 7)	10,875	1,875
Deficit, accumulated during the exploration stage	(44,375	(20,665)
Total stockholders' equity (deficit)	(28,110)	(13,790)
Total Liabilities and Stockholders' Equity	$61	$20,425

The accompanying notes are an integral part of these financial statements

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Operations
(Expressed In U.S. Dollars)
	Accumulated
	For the		For the
	Period From		Period From
	Date of		Date of
	Inception on		Inception on
	June 17,		June 17,
	2004 to	Year Ended	2004 to
	August 31,	August 31,	August 31,
	2005	2005	2004
			(As restated
			Note 7)
General and Administration Expenses
Audit fees	5,215	5,015	200
Bank service charges	128	113	15
Donated Services	7,250	6,000	1,250
Donated Rent	3,625	3,000	625
Incorporation cost	1,000	--	1,000
Legal expenses	25,711	9,136	16,575
Office expenses	671	446	225
Transfer agent & filing fees	775	--	775
Net Loss for the period	(44,375)	(23,710)	(20,665)
Foreign Currency Translation Gain	390	390	--
Comprehensive Loss	(43,985)	(23,320)	(20,665)

Net loss per share
Basic	(0.01)	$(0.00)	$(0.00)
Diluted	(0.01)	$(0.00)	$(0.00)

Weighted average number of common
shares used to compute loss per share
Basic	5,000,000	5,000,000	5,000,000
Diluted	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed In U.S. Dollars)
	Accumulated
	For the		For the
	Period From		Period From
	Date of		Date of
	Inception on		Inception on
	June 17,	Year	June 17,
	2004 to	Ended	2004 to
	August 31,	August 31,	August 31,
	2005	2005	2004
			(As restated
			Note 7)
Operating Activities
Net loss for the period	(44,375)	$(23,710)	$(20,665)
Non cash changes
Donated services and donated rent	10,875	9,000	1,875
Changes in operating assets and liabilities
Accounts payable	30	(2,745)	2,775
Accrued liabilities	5,415	(9,585)	15,000
Funds in trust with attorney	--	16,440	(16,440)
Net Cash used in operating activities	(28,055)	(10,600)	(17,455)
Financing Activities
Capital stock subscribed	5,000	--	5,000
Loans from related parties	22,726	6,286	16,440
Net cash Provided by financial activities	27,726	6,286	21,440

Effect of exchange rate changes on cash	390	390
Cash Increase (Decrease)
During the period	61	(3,924)	3,985
Cash, Beginning of the period	--	3,985	--
Cash, End of the period	61	$61	$3,985
Supplementory Information-non cash items:
Donated Services	7,250	$6,000	$1,250
Donated Rent	3,625	$3,000	$625

The accompanying notes are an integral part of these financial statements

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From Inception Date of June 17, 2004 to August 31, 2005
(Expressed in U.S. Dollars)

					Other
					Comprehensive
					Income
			par		Cumulative
	Price	Number of	Value	Total	Currency		Retained	Total
	Per	Common	at 0.001	Capital	Translation	Donated	Earnings	Stockholders'
	Share	Shares	Per Share	Stock	Adjustments	Capital	(Deficit)	Equity

Shares subscribed on 6/17/2004
by Director for cash	$0.001	4,800,000	$4,800	$4,800				$4,800
Shares subscribed on 6/17/2004
by shareholder for cash	$0.001	200,000	200	200				200
Donated Capital						1,875		1,875
Net loss for the period
from date inception on June
17, 2004 to August 31, 2004							(20,665)	(20,665)
Balance, August 31, 2004			5,000	5,000		1,875	(20,665)	(13,790)
Cumulative currency translation
adjustments					390			390
Donated Capital						9,000		9,000
Net loss for the year ended
August 31, 2005							(23,710)	(23,710)
Balance, August 31, 2005		5,000,000	$5,000	$5,000	$390	$10,875	($44,375)	($28,110)

The accompanying notes are an integral part of these financial statements

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 1.	BUSINESS OPERATIONS

(a)

Middle Kingdom Resources Ltd. (" the Company" ) date of incorporation and inception was on June 17, 2004 by the Secretary of State of the State of Nevada, U.S.A. The Company is in the energy and mineral resource fields, as an exploration stage company. The Company' s property is in the District and Land Titles Division of Thunder Bay, in the Province of Ontario, Canada.

	(b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $44,375 to August 31, 2005 and has a working capital deficiency of $28,110 at August 31, 2005. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company' s business.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

	(b)	Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar.

Assets and liabilities are translated at the current rate of exchange at the balance sheet.date.

The weighted average exchange rate for the period is used to translate expenses, and gains or losses from the functional currency to the reporting currency.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(b)	Translation of Foreign Currency (cont' d)
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

	(c)	Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	(d)	Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. If put into production, the costs of acquisition and exploration will be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in property will first be credited against the carrying value of the property, with any excess included in operation for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)
	(e)	Site Restoration and Post Closure Costs
Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

	(f)	Environment Remedial Liability
SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities.

	(g)	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunctjion with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(h).	Cash
Cash consists of funds on deposit with the Company' s bankers.

	(i).	Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in FASB Statement No. 109, Accounting for income taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

	(j)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29" .. The guidance in APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

Note 3.	RELATED PARTY TRANSACTIONS

(a).

On August 13, 2004, the Company entered into an oral Agreement with Robert Kinloch, President and shareholder of the Company. Mr. Kinloch agreed to loan $16,440 ($22,000Cdn) to the Company. There are no written terms. The principal

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 3. RELATED PARTY TRANSACTIONS (cont' d)

sum shall be non-interest bearing for a period of twelve months if the Company meets all the repayments, failing which interest shall be calculated at the rate of 9% per annum and interest shall be calculated from August 15, 2004. The rate of interest payable after the first twelve months of the term, provided the Principal Sum has not been repaid prior thereto shall be 9% per annum calculated from the 15th day of August 2005. During the period ended August 31, 2005, the company received an additional $6,286 from Mr. Kinloch, resulting in a principal balance payable to him of $22,726 as at August 31, 2005.

(b).

The President and shareholder of the Company provided services of $6,000 (2004-$1,250) and rent of $3,000 (2004-$625) donated to the Company which is recorded as expense and credited to stockholders' equity for the fiscal year ended August 31, 2005.

Note 4.	INCOME TAXES

The Company has losses that total $44,375 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of deferred taxes has not been recorded as an asset at August 31, 2005, or 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

	Balance at August 31
	2005	2004
Deferred tax assets	$15,087	7,026
Valuation allowance	$(15,087)	(7,026)
Net deferred tax assets	$0	0

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense is as follows:

	2005	2004
Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 5.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and loans from related party. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 6.	MINERAL RESOURCE AGREEMENT

On June 22, 2004, and as extended by agreement on August 15, 2005, the Company entered into an option and joint venture exploration agreement to September 30, 2006 with Energold Minerals Inc., an Alberta, Canada, Corporation owned by a non-affiliated third party. No funds have been expended or committed by Middle Kingdom Resources Ltd. related to this agreement up to August 31, 2005.

The exploration and development agreement covers an area of land measuring approximately 33 acres on property described as Jarvis Island, municipality of Neebing (Property Identifier 58-01-040-007-31100-111) in the District and Land Titles Division of Thunder Bay, in the Province of Ontario, Canada.

Terms of the Agreement are as follows:

	1.	Option

Middle Kingdom Resources LTD (" MKR" ) shall have the option to earn up to an undivided 51% interest in the Jarvis Island Property, comprising a group of mining claims situated in the Thunder Bay District in the Province of Ontario, as described on the list of mineral claims attached hereto as Schedule > A' (herein called the " Jarvis Island Property" ).

Energold Minerals Inc. (" Energold" ) holds a 100% undivided right, title and interest in all of the Jarvis Island Property free and clear of all encumbrances.

	2.	Term of Options:
Energold shall grant to MKR the right to earn a 51% undivided proportionate interest in the Jarvis Island Property in consideration of and upon the terms set out below.

Energold shall grant MKR the right (the " First Option" ) to elect to earn a 30% undivided interest in the Jarvis Island Property pursuant to which MKR shall:

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 6.	MINERAL RESOURCE AGREEMENT (cont' d)
		(i).	issue to Energold a total of 500,000 common shares in the capital stock of MKR in accordance with the following schedule:
			a.	100,000 common shares within seven days of the Effective Date;
			b.	an additional 200,000 common shares on or before September 30, 2005 (Extended to September 30, 2006 )
			c.	an additional 100,000 common shares on or before September 30, 2006 (Extended to September 30, 2007 )
			d.	an additional 100,000 common shares on or before September 30, 2007 (Extended to September 30, 2008 )

		(ii)	incur a total of $300,000 (Three Hundred Thousand Dollars) in exploration expenditures on the Jarvis Island Property in accordance with the following schedule:
			a.	$100,000 to be incurred on or before September 30, 2005 (Extended to September 30, 2006)
			b.	An additional $200,000 to be incurred on or before September 30, 2007. (Extended to September 30, 2008)

	(c)	The First Option will terminate and MKR will have no further interest in the Jarvis Island Property as follows:

		(iii)	On September 30, 2006, if Energold has not received a share certificate representing an additional 200,000 common shares of MKR, or if MKR has not incurred $100,000 in expenditures;

		(iv)	On September 30, 2007 if Energold has not received a share certificate representing an additional 100,000 common shares of MKR;

		(v)	On September 30, 2008 if Energold has not received a share certificate representing an additional 100,000 common shares of MKR or if MKR has not incurred an additional $200,000 in expenditures.

(d)

Should the First Option terminate, MKR shall not be liable for any Option payment commitments and shall have no interest in the Jarvis Island Property by virtue of failure of MKR to meet its commitments within the required time. All of the obligations set out in section 2(b) are optional with the exception of section 2(b) (i) (a), which forms a firm commitment.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 6.	MINERAL RESOURCE AGREEMENT (cont'd)

Should MKR elect to continue with the Option, it shall make further payments by the issue of shares to Energold and incur expenditures on exploration and development work on the Jarvis Island Property as outlined above.

At the end of the First Option Period, MKR shall have issued to Energold a total of 500,000 common shares and expended $300,000 on exploration and development work upon the Jarvis Island Property (the " First Option Payment"), at which time MKR shall have earned a 30% undivided interest in the Jarvis Island Property.

(e).

Energold shall grant to MKR the right (the "Second Option") to elect to earn a further 21% undivided proportionate legal and beneficial proprietary interest, up to a total of a 51% undivided proportionate legal and beneficial proprietary interest, in the Jarvis Island Property in consideration of and upon the terms as follows:

		(i)	On or before September 30, 2009, MKR must have further issued Energold a total of 200,000 common shares in the capital stock of MKR;
		(ii)	On or before the sixth anniversary of the Effective Date, MKR shall have completed not less than a further $200,000 on exploration and development work upon the Jarvis Island Property.

(f).

The Second Option will terminate and MKR shall have earned only a 30% undivided interest in the Jarvis Island Property if on September 30, 2009 Energold has not received a share certificate representing the additional 200,000 common shares of MKR and/or if on September 30, 2011 MKR has not incurred an additional $200,000 in exploration and development work.

3. Operations

(a)

During the Option Period, MKR shall provide to and review its exploration and development plans with Energold and Energold shall be provided an opportunity to comment and provide input with respect to prospective exploration and development programs. Decisions regarding exploration and development of the Jarvis Island Property shall be determined by a three person committee, (the " Management Committee") comprising two representatives of MKR and one representative of Energold.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 6.	MINERAL RESOURCE AGREEMENT (cont' d)

		(b)

Energold shall act as Operator during the Option Period and shall be responsible for all work permits, environmental compliance, payment of contractors, insurance and other matters relating to work carried out on the Property and shall indemnify and save harmless MKR against any problems or liability with respect to such matters. All work done by Energold on the Property shall be done in accordance with good mining practice and in compliance with the applicable laws of the Province of Ontario, Canada.

		(c)

Energold as Operator may charge up to 10% for management fees for general exploration expenditures and up to 5% on drilling or other major contract costs. All GST input tax credits for monies expended by MKR during the Option Period shall be for the account of MKR.

		(d)	MKR shall enter into a Technical Services Agreement with Energold under which Energold shall agree to provide contract services to MKR as required.

4. Joint Venture

	(a)

In the event that MKR exercises the Option by earning a 30% interest in the Jarvis Island Property, a Joint Venture will be formed for the further exploration and development of the Property. Under the Joint Venture each party shall have the right to participate in the Joint Venture and the corresponding obligations to fund further exploration and development of the Property (the "Participating Interest"). The Participating Interest, at the time of the formation of the Joint Venture shall be:

		Energold:	70%
		MKR:	30%

		The parties' deemed expenditures upon formation of the Joint Venture shall be as follows:

		Energold:	$600,000
		MKR:	$300,000

	(b)

In the event that MKR elects to exercise its option to earn a 51% interest in the Jarvis Island Property, then the Joint Venture will be formed after the completion of the required further expenditures, and the Participating Interest, at the time of the formation of the Joint Venture shall be:

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 6.	MINERAL RESOURCE AGREEMENT (cont'd)
		MKR:	51%
		Energold:	49%

The parties' deemed expenditures upon formation of the Joint Venture shall be as follows:

		MKR:	$600,000
		Energold:	$600,000

	(c)	Upon the formation of a Joint Venture the parties will enter into a formal Joint Venture Agreement which shall include the following terms:

		(i)

decisions regarding further exploration and development of the Jarvis Island Property will be determined by a three person Management Committee; with two nominees appointed by the Party holding the majority interest and one nominee appointed by the party holding the minority interest.

		(ii)

exploration and development budgets will be determined and signed off by the Management Committee, at which time both parties will then have ninety (90) days to provide funds toward the project or be diluted;

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2005
(Expressed in U.S. Dollars)

Note 6.	MINERAL RESOURCE AGREEMENT (cont'd)

	5.	Feasibility Study and Production

(i)

If at any time during the Option Period, or at any time during the period of the Joint Venture, a Feasibility Study is completed which demonstrates that the Jarvis Island Property, or any part thereof, may be profitably brought into production (the "Mining Project"), MKR shall have the option and the right, (subject to making any expenditures necessary to vest with a 51% joint venture interest) to elect to assume operatorship (if it is not then the Operator) and commit the necessary financing to place the Mining Project into production and hereby earn a 70% interest in the Mining Project.

(ii)

If MKR commits the necessary financing, such financing shall be provided to the Joint Venture by way of loan, the terms of which loan shall provide that MKR shall be entitled to repayment of such loan together with interest thereon out of 80% of the free cash flow of the Project in priority to all other distributions. The balance of 20% of the free cash flow shall be distributed to parties pro rata to their respective joint venture interests in the Mining Project.

	6.	Assessment Work

During the Option Period, and after formation of the Joint Venture, the Operator will file all standard reports required to maintain all mining claims in good standing forthwith after completion of any work, and supply the other party with a copy of all geological data, reports or other information obtained during the course of the work program on a regular basis, During the Option Period, MKR shall be responsible to maintain the Jarvis Island Property In good standing, including the payment of annual lease fees and maintenance costs.

Note 7. Donated Capital/Restatement of 2004 figures.

The president and shareholder of the Company has donated services of $ 500 per month and rent of $ 250 per month for a total of $1,875 for the two and one-half month period ended August 31, 2004 and 2004 figures were restated by that amount. Donated services total $6,000 and donated rent totals $3,000 for a total of $9,000 for donated capital for the fiscal year ended August 31, 2005.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on December 14, 2005.

Exhibit No.	Document Description

14.1	Code of Ethics.
10.2	Option and Joint Venture Exploration and Extension Agreement.
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of February, 2006.

MIDDLE KINGDOM RESOURCES LTD.

BY:	/s/ Robert J. Kinloch
Robert J. Kinloch, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors