Form 10QSB/A
period 2005-11-30
Middle Kingdom Resources Ltd.
filed 2006-02-23
CIK 1307052

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

========================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
November 30, 2005
(With Comparative Figures at August 31, 2005)
(Expressed in U.S. Dollars)
		November 30	August 31
		2005	2005
		(Unaudited)	(Audited)
Current Assets	ASSETS	(prepared by management)
Cash		$54	$61
Prepaid Expense		465	--
TOTAL CURRENT ASSETS		$519	$61

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Current Liabilities
Accounts payable		$30	$30
Accrued liabilities		5,415	5,415
Loan form Eskota Energy		500	--
Loans from related party (Note 3)		22,726	22,726
Total current liabilities		28,671	28,171
Commitments and Contingencies-Note 1 and 6
Stockholders' Equity
Capital Stock
Authorized: 75,000,000 common shares
with a par value at $0.001 par value
Issued and fully paid
5,000,000 common shares at par value		5,000	5,000
Other comprehensive income		390	390
Donated Capital (Note 7)		13,125	10,875
Deficit, accumulated during the exploration stage		(46,667)	(44,375)
Total stockholders' equity (deficit)		(28,152)	(28,110)
Total Liabilities and Stockholders' Equity		$519	$61

The accompanying notes are an integral part of these financial statements

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Operations
(With Comparative Figures at August 31, 2005)
(Unaudited -Prepared by Management)
	From Inception
	Date of	Three Months
	June 17, 2004 to	Ended
	November 30	November 30	November 30
	2005	2005	2004
General and Administration Costs
Audit fees	$5,215	$--	$--
Bank charges and interest	170	42	12
Donated Services	8,750	1,500	--
Donated Rent	4,375	750	--
Legal expenses	25,711	--	--
Office expenses	671	--	46
Incorporation cost	1,000	--	--
Transfer agent & filing fees	775	--	--
Net Loss for the Period	(46,667)	$(2,292)	$(58)
Foreign Currency Translation Gain
Comprehensive Loss

Net Loss Per Share
Basic		$(0.00)	$(0.00)
Diluted		$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Used to Computer Loss Per Share
Basic		5,000,000	5,000,000
Diluted		5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited -Prepared by Management)

	From Inception
	Date of	Three Months
	June 17, 2004 to	Ended
	November 30	November 30	November 30
	2005	2005	2004
Operating Activities
Net Loss for the period	$(46,667)	$(2,292)	$(58)
Non cash changes
Donated services and donated rent	13,125	2,250	--
Changes in operating assets and liabilities
Prepaid expense	(465)	(465)	--
Accounts payable	30	--	--
Accrued liabilities	5,415	--	(16,745)
Funds in trust with attorney	--	--	16,440
Net cash used for operating activities	(28,562)	(507)	(363)
Financing Activities
Capital stock subscribed	5,000	--	--
Loan form Eskota Energy	500	500	--
Loans from related party	22,726	--	(2,500)
Net cash provided by financing activities	28,226	500	(2,500)

Effect of exchange rate changes on cash	390	--	390
Cash increase (decrease) during the period	54	(7)	(2,473)
Cash, Beginning of Period	--	61	3,985

Cash, End of Period	$54	$54	$1,512

Supplementary Information-non cash items:
Donated Services	$8,750	$1,500	$--
Donated Rent	$4,375	$750	$--

The accompanying notes are an integral part of these financial statements

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From Inception Date of June 17, 2004 to November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited -Prepared by Management)

					Other
					Comprehensive
					Income
			par		Cumulative
	Price	Number of	Value	Total	Currency		Retained	Total
	Per	Common	at 0.001	Capital	Translation	Donated	Earnings	Stockholders'
	Share	Shares	Per Share	Stock	Adjustments	Capital	(Deficit)	Equity

Shares subscribed on 6/17/2004
by Director for cash	$0.001	4,800,000	$4,800	$4,800				$4,800
Shares subscribed on 6/17/2004
by shareholder for cash	$0.001	200,000	200	200				200
Donated Capital						1,875		1,875
Net loss for the period
from date inception on June
17, 2004 to August 31, 2004							(20,665)	(20,665)
Balance, August 31, 2004		5,000,000	5,000	5,000		1,875	(20,665)	(13,790)
Cumulative currency translation
adjustments					390			390
Donated Capital						9,000		9,000
Net loss for the year ended
August 31, 2005							(23,710)	(23,710)
Balance, August 31, 2005		5,000,000	5,000	5,000	390	10,875	(44,375)	(28,110)
Donated Capital						2,250		2,250
Net loss for the three month
period ended November 30, 2005							(2,292)	(2,292)
Balance, November 30, 2005		5,000,000	$5,000	$5,000	$390	$13,125	($46,667)	($28,152)

The accompanying notes are an integral part of these financial statements

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $46,667 to November 30, 2005 and has a working capital deficiency of $28,152 at November 30, 2005. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company' s business.

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
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

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, " Share Based Payment" .. SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-based Compensation" , and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity' s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, " Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunctjion with Selling, Goods or Services" .. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans" .. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

(h)	Cash
Cash consists of funds on deposit with the Company' s bankers.

(i)	Income Taxes

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.	RELATED PARTY TRANSACTIONS

(a)

Mr. Robert Kinloch, President and shareholder of the Company, agreed to loan $22,746 to the Company. This loan is unsecured and there are no written terms of repayment, no interest has been recorded on this loan to November 30, 2005.

(b)

The President and shareholder of the Company provided services of $1,500 and rent of $750 donated to the Company which is recorded as expense and credited to stockholders' equity for the three month period ended November 30, 2005.

Note 4.	INCOME TAXES

The Company has losses that total $46,667 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of deferred taxes has not been recorded as an asset at November 30, 2005, or 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

	Balance at November 30,
	2005	2004
Deferred tax assets	$15,867	6,408
Valuation allowance	$(15,867)	(6,408)
Net deferred tax assets	$0	0

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense is as follows:

	2005	2004
Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 5.	FINANCIAL INSTRUMENTS

The Company' s financial instruments consist of cash, accounts payable and accrued liabilities and loans payable. It is management' s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 6.	MINERAL RESOURCE AGREEMENT

On June 22, 2004, and as extended by agreement on August 15, 2005, the Company entered into an option and joint venture exploration agreement to September 30, 2006 with Energold Minerals Inc., an Alberta, Canada, Corporation owned by a non-affiliated third party. No funds have been expended or committed by Middle Kingdom Resources Ltd. related to this agreement up to November 30, 2005.

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

(a) Energold shall grant to MKR the right to earn a 51% undivided proportionate interest in the Jarvis Island Property in consideration of and upon the terms set out below.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.	MINERAL RESOURCE AGREEMENT (cont' d)

	(b)	Energold shall grant MKR the right (the " First Option" ) to elect to earn a 30% undivided interest in the Jarvis Island Property pursuant to which MKR shall:

		(i)	issue to Energold a total of 500,000 common shares in the capital stock of MKR in accordance with the following schedule:

a.	100,000 common shares within seven days of the Effective Date;
b.	an additional 200,000 common shares on or before September 30, 2005 (Extended to September 30, 2006 )
c.	an additional 100,000 common shares on or before September 30, 2006 (Extended to September 30, 2007 )
d.	an additional 100,000 common shares on or before September 30, 2007 (Extended to September 30, 2008 )

(ii)	incur a total of $300,000 (Three Hundred Thousand Dollars) in exploration expenditures on the Jarvis Island Property in accordance with the following schedule:

a.	$100,000 to be incurred on or before September 30, 2005 (Extended to September 30, 2006)
b.	An additional $200,000 to be incurred on or before September 30, 2007. (Extended to September 30, 2008)

(c)	The First Option will terminate and MKR will have no further interest in the Jarvis Island Property as follows:

	(iii)	On September 30, 2006, if Energold has not received a share certificate representing an additional 200,000 common shares of MKR, or if MKR has not incurred $100,000 in expenditures;

	(iv)	On September 30, 2007 if Energold has not received a share certificate representing an additional 100,000 common shares of MKR;

	(v)	On September 30, 2008 if Energold has not received a share certificate representing an additional 100,000 common shares of MKR or if MKR has not incurred an additional $200,000 in expenditures.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.	MINERAL RESOURCE AGREEMENT (cont' d)

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

At the end of the First Option Period, MKR shall have issued to Energold a total of 500,000 common shares and expended $300,000 on exploration and development work upon the Jarvis Island Property (the " First Option Payment" ), at which time MKR shall have earned a 30% undivided interest in the Jarvis Island Property.

(e)

Energold shall grant to MKR the right (the " Second Option" ) to elect to earn a further 21% undivided proportionate legal and beneficial proprietary interest, up to a total of a 51% undivided proportionate legal and beneficial proprietary interest, in the Jarvis Island Property in consideration of and upon the terms as follows:

		(i)	On or before September 30, 2009, MKR must have further issued Energold a total of 200,000 common shares in the capital stock of MKR;

		(ii)	On or before the sixth anniversary of the Effective Date, MKR shall have completed not less than a further $200,000 on exploration and development work upon the Jarvis Island Property.

(f)

The Second Option will terminate and MKR shall have earned only a 30% undivided interest in the Jarvis Island Property if on September 30, 2009 Energold has not received a share certificate representing the additional 200,000 common shares of MKR and/or if on September 30, 2011 MKR has not incurred an additional $200,000 in exploration and development work.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.	MINERAL RESOURCE AGREEMENT (cont' d)

3.	Operations
(a)

During the Option Period, MKR shall provide to and review its exploration and development plans with Energold and Energold shall be provided an opportunity to comment and provide input with respect to prospective exploration and development programs. Decisions regarding exploration and development of the Jarvis Island Property shall be determined by a three person committee, (the " Management Committee" ) comprising two representatives of MKR and one representative of Energold.

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.	MINERAL RESOURCE AGREEMENT (cont' d)

The parties' deemed expenditures upon formation of the Joint Venture shall be as follows:

Energold:	$600,000
MKR:	$300,000

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.	MINERAL RESOURCE AGREEMENT (cont' d)

	(iv)	upon formation of the Joint Venture, Energold shall continue to be the Operator of the Joint Venture so long as it maintains at least a 40% Participating Interest;

	(v)	standard dilution will apply to the Joint Venture as follows:

Contribution to Total Costs by a Party
Participating
Interest of a =	(including deemed expenditures)
Party	Contribution to Total Costs by all
parties (including deemed expenditures);

(vi)

in the event that the Operator determines not to propose a project program or fails to do so within 6 months of completion of the previous project program, the non-operator can propose and operate a project program.

5 Feasibility Study and Production

(i)

If at any time during the Option Period, or at any time during the period of the Joint Venture, a Feasibility Study is completed which demonstrates that the Jarvis Island Property, or any part thereof, may be profitably brought into production (the " Mining Project" ), MKR shall have the option and the right, (subject to making any expenditures necessary to vest with a 51% joint venture interest) to elect to assume operatorship (if it is not then the Operator) and commit the necessary financing to place the Mining Project into production and hereby earn a 70% interest in the Mining Project.

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
November 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

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

Note 7.	Donated Capital

The president and shareholder of the Company has donated services of $ 500 per month and rent of $ 250 per month for a total of $2,250 for the three month period ended November 30, 2005.

Note 8.	Loan From Eskota Energy

The amount of $500 as at November 30, 2005 represents a loan from Eskota Energy. This amount is unsecured, non-interest bearing, and has no specific terms of repayment, and accordingly, is classified as a current liability.

PART II - OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22rd day of February, 2006.

MIDDLE KINGDOM RESOURCES LTD.
(Registrant)

BY:	/s/ Robert Kinloch
Robert J. Kinloch
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors