Form 10QSB
period 2006-02-28
Middle Kingdom Resources Ltd.
filed 2006-04-19
CIK 1307052

===================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

=============================================================================================================

PART II. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Moen & Company, Chartered Accountants, our auditing firm, has not yet completed a review of our quarterly financial statements. They have advised us that the review will be completed within the next fourteen days. At that time, we will file an amended report which will include an amended Plan of Operations and our Auditor's Review of our Financial Statements.

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

3.

180-210 days after raising $50,000. Have independent a third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take 30 days.

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

Deregistration of Unsold Shares of Common Stock and Withdrawal of Registration Statement

We failed to sell any shares of our common stock pursuant to our public offering filed on Form SB-2 and declared effective by the SEC on March 29, 2005. On December 24, 2005 the offering period expired and the offering terminated. Subsequently, we withdrew the registration statement pursuant to Reg. 477 of the Securities Act of 1933.

No offers of securities were made and no securities were sold, leaving all of the securities unsold. We withdrew and removed from registration all of the shares of common stock so registered.

We may undertake a subsequent private offering in reliance upon Reg. 155(c) of the Securities Act of 1933.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 29, 2005, our public offering was declared effective by the SEC (SEC file no. 333-120051). On November 24, 2005 our public offering expired without any shares of our common stock being sold. On January 23, 2006 filed a post-effective amendment with the SEC and withdrew and removed from registration all of the shares of common stock so registered.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of April, 2006.

MIDDLE KINGDOM RESOURCES LTD.
(Registrant)

BY:	ROBERT KINLOCH
Robert J. Kinloch
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors