Form 10QSB/A
period 2006-02-28
Middle Kingdom Resources Ltd.
filed 2006-06-16
CIK 1307052

===================================================================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

=================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
	February 28	August 31
	2006	2005
	(prepared by	(Audited)
	management)
Current Assets
Cash	$-	$61
Prepaid Expense	465	-
TOTAL CURRENT ASSETS	465	61

Current Liabilities
Accounts payable	30	30
Accrued Liabilities	10,265	5,415
Loan from Eskota Energy (Note 6)	500	-
Loans from related party (Note 3)	22,862	22,726
TOTAL CURRENT LIABILITIES	33,657	28,171

Stockholders' Equity (Deficit)
Capital Stock
Authorized: 75,000,000 common shares
with a par value at $0.001 par value
Issued and fully paid
5,000,000 common share at par value	5,000	5,000
Accumulated other comprehensive income	390	390
Donated Capital (Note 7)	15,375	10,875
Deficit, accumulated during the exploration stage	(53,957)	(44,375)
TOTAL STOCKHOLDERS' EQUITY (Deficit)	(33,192)	(28,110)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$465	$61

Going Concern	: Note 1
Commotments	: Note 6

The accompanying notes are an integral part of these financial statements

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income and Comprehensive Loss
(Unaudited-Prepared by Management)
	From Inception
	Date of	Three Months	Three Months	Six Months	Six Months
	June 17, 2004 to	Ended	Ended	Ended	Ended
	February 28,	February 28	February 28,	February 28	February 28,
	2006	2006	2005	2006	2005
General and Administration Costs
Audit fees	$5,215	$-	$-	$-	$-
Bank charges and interest	210	40	20	82	32
Donated Services	10,250	1,500	-	3,000	-
Donated Rent	5,125	750	-	1,500	-
Professional expenses	30,561	4,850	400	4,850	400
Office expenses	821	150	-	150	46
Incorporation cost	1,000	-	-	-	-
Transfer agent & filing fees	775	-	-	-	-

Net Loss for the Period	$(53,957)	$(7,290)	$(420)	$(9,582)	$(478)
Other Comprehensive Income
Foreign Currency Translation
Adjustments- Income	390	-	-	-	-
Comprehensive Loss	$(53,567)	$(7,290)	$(420)	$(9,582)	$(478)
Net Loss Per Share
Basic		$0.00	$0.00	$0.00	$0.00
Diluted		$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common
Shares Used to Compute Loss Per Share
Basic		5,000,000	5,000,000	5,000,000	5,000,000
Diluted		5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited-Prepared by Management)
	From Inception
	Date of	Three Months	Three Months	Six Months	Six Months
	June 17, 2004 to	Ended	Ended	Ended	Ended
	February 28	February 28	February 28	February 28	February 28
	2006	2006	2005	2006	2005
Operating Activities
Net Loss for the period	$(53,957)	$(7,290)	$ (420)	$ (9,582)	$ (478)
Non cash changes
Donated services and donated rent	15,375	2,250	-	4,500	390
Changes in operating assets and liabilities
Prepaid expense	(465)	-	-	(465)	-
Accounts payable	30	-	-	-	(16,745)
Accrued liabilities	10,265	4,850	400	4,850	400
Funds in trust with attorney	-	-	-	-	16,440
Net cash provided by (used for)
operating activities	(28,752)	(190)	(20)	(697)	7

Financing Activities
Capital stock subscribed	5,000	-	-	-	-
Loan from Eskota Energy	500	-	-	500	-
Loans from related party	22,862	136	(1,350)	136	(3,850)
Net cash provided by (used for)
financing activities	28,362	136	(1,350)	636	(3,850)

Effect of exchange rate changes on cash	390	-	-	-	-
Cash (decrease) during the period	-	(54)	(1,370)	(61)	(3,843)
Cash, Beginning of Period	-	54	1,512	61	3,985

Cash, End of Period	$-	$-	$142	$-	$142

Supplementory Information-non cash items:
Donated Services	10,250	1,500	-	3,000	250
Donated Rent	5,125	750	-	1,500	140

The accompanying notes are an integral part of these financial statements.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From Inception Date of June 17, 2004 to February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited -Prepared by Management)
					Other
					Comprehensive
					Income
					Cumulative
			par		Foreign
	Price	Number of	Value	Total	Currency		Retained	Total
	Per	Common	at 0.001	Capital	Translation	Donated	Earnings	Stockholders'
	Share	Shares	Per Share	Stock	Adjustments	Capital	(Deficit)	Equity(Deficit)
Shares subscribed on 6/17/2004
by Director for cash	$0.001	4,800,000	$4,800	$4,800				$4,800
Shares subscribed on 6/17/2004
by shareholder for cash	$0.001	200,000	200	200				200
Donated Capital						1,875		1,875
Net loss for the period
from date inception on June
17, 2004 to August 31, 2004							(20,665)	(20,665)
Balance, August 31, 2004		5,000,000	5,000	5,000		1,875	(20,665)	(13,790)
Cumulative currency translation
adjustments - Income					390			390
Donated Capital						9,000		9,000
Net loss for the year ended
August 31, 2005							(23,710)	(23,710)
Balance, August 31, 2005		5,000,000	5,000	5,000	390	10,875	(44,375)	(28,110)
Donated Capital						2,250		2,250
Net loss for the three month
period ended November 30, 2005							(2,292)	(2,292)
Balance, November 30, 2005		5,000,000	5,000	5,000	390	13,125	(46,667)	(28,152)
Donated Capital						2,250		2,250
Net loss for the three month
period ended February 28, 2006							(7,290)	(7,290)
Balance, February 28, 2006		5,000,000	$5,000	$5,000	$390	$15,375	($53,957)	($33,192)

The accompanying notes are an integral part of these financial statements.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

Note 1. BUSINESS OPERATIONS
(a)

Middle Kingdom Resources Ltd. ("the Company") date of incorporation and inception was on June 17, 2004 by the Secretary of State of the State of Nevada, U.S.A. The Company is in the energy and mineral resource fields, as an exploration stage company. The Company's property is in the District and Land Titles Division of Thunder Bay, in the Province of Ontario, Canada.

(b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $53,597 to February 28, 2006 and has a working capital deficiency of $33,192 at February 28, 2006. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources of additional financing to fund the ongoing development of the Company= s business.

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
(b) Translation of Foreign Currency (cont'd)

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash during the year.

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

(d) Mineral property acquisition costs and deferred exploration expenditures

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. If put into production, the costs of acquisition and exploration will be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in property will first be credited against the carrying value of the property, secondly against deferred exploration costs, with any excess or loss included in operations for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(f) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities.

(g) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunctjion with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company= s results of operations or financial position.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
(h)	Cash

Cash consists of funds on deposit with the Company= s bankers.

(i).	Income Taxes

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

In December 2004, FASB issued SFAS No. 153, A Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29@ .. The guidance in APB Opinion No. 29, A Accounting for Nonmonetary Transactions@ , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company= s results of operations or financial position.

Note 3.	RELATED PARTY TRANSACTIONS

(a)

Mr. Robert Kinloch, President and shareholder of the Company, agreed to loan $22,862 to the Company. The loan is unsecured and there are no written terms of repayment, no interest has been recorded on this loan to February 28, 2006.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

Note 3. RELATED PARTY TRANSACTIONS (cont'd)

(b)

The President and shareholder of the Company provided services donation to February 28,2006 of $10,250 and rent donation of $5,125 to February 28, 2006 which are recorded as expenses and credited to stockholders' equity for the period ended February 28, 2006.

Note 4. INCOME TAXES

The Company has tax losses to February 28, 2006 that total $38,582 (excluding donated services and rent), for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of deferred taxes has not been recorded as an asset at February 28, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Losses			$53,957
Deduct:	Donated Services	$(10,250)
	Donated Rent	(5,125)	(15,375)
Loss for Taxation Purposes			$38,582

	Balance at February 28
	2006	2005
Deferred tax assets	$13,118	6,551
Valuation allowance	$(13,118)	(6,551)
Net deferred tax assets	$0	0

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense is as follows:

	2006	2005
Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 5.	FINANCIAL INSTRUMENTS

The Company= s financial instruments consist of accounts payable and accrued liabilities and loans payable. It is management= s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 6.	MINERAL RESOURCE AGREEMENT

On June 22, 2004, and as extended by agreement on August 15, 2005, the Company entered into an option and joint venture exploration agreement to September 30, 2006, with Energold Minerals Inc., an Alberta, Canada, Corporation owned by a non-affiliated third party. No funds have been expended or committed by Middle Kingdom Resources Ltd. related to this agreement up to February 28, 2006.

The exploration and development agreement covers an area of land measuring approximately 33 acres on property described as Jarvis Island, municipality of Neebing (Property Identifier 58-01-040-007-31100-111) in the District and Land Titles Division of Thunder Bay, in the Province of Ontario, Canada.

Terms of the Agreement are as follows:

	1.	Option

Middle Kingdom Resources LTD (A MKR@ ) shall have the option to earn up to an undivided 51% interest in the Jarvis Island Property, comprising a group of mining claims situated in the Thunder Bay District in the Province of Ontario, as described on the list of mineral claims attached hereto as Schedule > A= (herein called the A Jarvis Island Property@ ).

Energold Minerals Inc. (A Energold@ ) holds a 100% undivided right, title and interest in all of the Jarvis Island Property free and clear of all encumbrances.

	2.	Terms of Options:

Energold shall grant to MKR the right to earn a 51% undivided proportionate interest in the Jarvis Island Property in consideration of and upon the terms set out below.

Energold shall grant MKR the right (the A First Option@ ) to elect to earn a 30% undivided interest in the Jarvis Island Property pursuant to which MKR shall:

(i) issue to Energold a total of 500,000 common shares in the capital stock of MKR in accordance with the following schedule:

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 6.	MINERAL RESOURCE AGREEMENT (cont'd)

(a)	100,000 common shares within seven days of the Effective Date;
(b)	an additional 200,000 common shares on or before September 30, 2005 (Extended to September 30, 2006)
(c)	an additional 100,000 common shares on or before September 30, 2006 (Extended to September 30, 2007)
(d)	an additional 100,000 common shares on or before September 30, 2007 (Extended to September 30, 2008)

(ii)	incur a total of $300,000 (Three Hundred Thousand Dollars) in exploration expenditures on the Jarvis Island Property in accordance with the following schedule:

(a)	$100,000 to be incurred on or before September 30, 2005 (Extended to September 30, 2006)

(b)	An additional $200,000 to be incurred on or before September 30, 2007. (Extended to September 30, 2008)

(c)	The First Option will terminate and MKR will have no further interest in the Jarvis Island Property as follows:

	(i)	On September 30, 2006, if Energold has not received a share certificate representing an additional 200,000 common shares of MKR, or if MKR has not incurred $100,000 in expenditures;

	(ii)	On September 30, 2007 if Energold has not received a share certificate representing an additional 100,000 common shares of MKR;

	(iii)	On September 30, 2008 if Energold has not received a share certificate representing an additional 100,000 common shares of MKR or if MKR has not incurred an additional $200,000 in expenditures.

(d)

Should the First Option terminate, MKR shall not be liable for any Option payment commitments and shall have no interest in the Jarvis Island Property by virtue of failure of MKR to meet its commitments within the required time. All of the obligations set out in section 2(b) are optional with the exception of section 2(b) (i) (a), which forms a firm commitment.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

Note 6.	MINERAL RESOURCE AGREEMENT (cont= d)

Should MKR elect to continue with the Option, it shall make further payments by the issue of shares to Energold and incur expenditures on exploration and development work on the Jarvis Island Property as outlined above.

At the end of the First Option Period, MKR shall have issued to Energold a total of 500,000 common shares and expended $300,000 on exploration and development work upon the Jarvis Island Property (the A First Option Payment@ ), at which time MKR shall have earned a 30% undivided interest in the Jarvis Island Property.

(e)

Energold shall grant to MKR the right (the A Second Option@ ) to elect to earn a further 21% undivided proportionate legal and beneficial proprietary interest, up to a total of a 51% undivided proportionate legal and beneficial proprietary interest, in the Jarvis Island Property in consideration of and upon the terms as follows:

		(i)	On or before September 30, 2009, MKR must have further issued Energold a total of 200,000 common shares in the capital stock of MKR;

		(ii)	On or before the sixth anniversary of the Effective Date, MKR shall have completed not less than a further $200,000 on exploration and development work upon the Jarvis Island Property.

(f)

The Second Option will terminate and MKR shall have earned only a 30% undivided interest in the Jarvis Island Property if on September 30, 2009 Energold has not received a share certificate representing the additional 200,000 common shares of MKR and/or if on September 30, 2011 MKR has not incurred an additional $200,000 in exploration and development work..

3.	Operations

(a)

During the Option Period, MKR shall provide to and review its exploration and development plans with Energold and Energold shall be provided an opportunity to comment and provide input with respect to prospective exploration and development programs. Decisions regarding exploration and development of the Jarvis Island Property shall be determined by a three person committee, (the A Management Committee@ ) comprising two representatives of MKR and one representative of Energold.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 6.	MINERAL RESOURCE AGREEMENT (cont'd)
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

The parties= deemed expenditures upon formation of the Joint Venture shall be as follows:

Energold:	$600,000
MKR:	$300,000

(b)

In the event that MKR elects to exercise its option to earn a 51% interest in the Jarvis Island Property, then the Joint Venture will be formed after the completion of the required further expenditures, and the Participating Interest, at the time of the formation of the Joint Venture shall be:

MKR:	51%
Energold:	49%

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

Note 6. MINERAL RESOURCE AGREEMENT (cont= d)
The parties= deemed expenditures upon formation of the Joint Venture shall be as follows:

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

Note 6. MINERAL RESOURCE AGREEMENT (cont= d)

5.	Feasibility Study and Production

(i)

If at any time during the Option Period, or at any time during the period of the Joint Venture, a Feasibility Study is completed which demonstrates that the Jarvis Island Property, or any part thereof, may be profitably brought into production (the A Mining Project@ ), MKR shall have the option and the right, (subject to making any expenditures necessary to vest with a 51% joint venture interest) to elect to assume operatorship (if it is not then the Operator) and commit the necessary financing to place the Mining Project into production and hereby earn a 70% interest in the Mining Project.

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

Note 7. Donated Capital

The president and shareholder of the Company has donated services of $500 per month and rent of $ 250 per month for total donated services of $10,250 and donated rent of $5,125 to February 28, 2006.

Note 8. Loan from Eskota energy

The amount of $500 as at February 28, 2006 represents a loan from Eskota energy. This amount is unsecured, non-interest bearing, and has no specific terms of repayment, and accordingly, is classified as a current liability.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2006.

MIDDLE KINGDOM RESOURCES LTD.
(Registrant)

BY:	ROBERT KINLOCH
Robert J. Kinloch
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors