Form 10QSB
period 2006-05-31
Middle Kingdom Resources Ltd.
filed 2006-07-21
CIK 1307052

================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
	May 31	August 31
	2006	2005
	(Unaudited -	(Audited)
	prepared by
	management)
Current Assets
Cash	$-	$61
Prepaid Expense	465	-
TOTAL CURRENT ASSETS	$465	$61

Current Liabilities
Accounts payable	$30	$30
Accrued Liabilities	12,665	5,415
Loan from Eskota Energy (Note 6)	500	-
Loans from related party (Note 3)	22,862	22,726
TOTAL CURRENT LIABILITIES	$36,057	$28,171

Stockholders' Equity (Deficit)
Capital Stock
Authorized: 75,000,000 common shares
with a par value at $0.001 par value
Issued and fully paid
5,000,000 common share at par value	5,000	5,000
Accumulated other comprehensive income	390	390
Donated Capital (Note 7)	17,625	10,875
Deficit, accumulated during the exploration stage	(58,607)	(44,375)
TOTAL STOCKHOLDERS' EQUITY (Deficit)	(35,592)	(28,110)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$465	$61

	Going Concern	: Note 1
	Commotments	: Note 6

The accompanying notes are an integral part of these financial statements.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income and Comprehensive Income (Loss)
(Unaudited-Prepared by Management)
	From Inception
	Date of	Three Months	Three Months	Nine Months	Nine Months
	June 17, 2004 to	Ended	Ended	Ended	Ended
	May 31	May 31	May 31	May 31	May 31
	2006	2006	2005	2006	2005
General and Administration Costs
Audit fees	$5,215	$-	$400	$-	$400
Bank charges and interest	210	-	42	82	74
Donated Services	11,750	1,500	-	4,500	-
Donated Rent	5,875	750	-	2,250	-
Professional expenses	32,961	2,400	8,736	7,250	9,136
Office expenses	821	-	-	150	46
Incorporation cost	1,000	-	-	-	-
Transfer agent & filing fees	775	-	-	-	-
Total General and Administration Costs	$(58,607)	$(4,650)	$(9,178)	$(14,232)	$(9,656)
Net Loss for the Period	$(58,607)	$(4,650)	$(9,178)	$(14,232)	$(9,656)
Other Comprehensive Income
Foreign Currency Translation
Adjustments- Income	390	-	-	-	-
Comprehensive Loss	$(58,217)	$(4,650)	$(9,178)	$(14,232)	$(9,656)
Net Loss Per Share
Basic		$0.00	$0.00	$0.00	$0.00
Diluted		$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Common
Shares Used to Compute Loss Per Share
Basic		5,000,000	5,000,000	5,000,000	5,000,000
Diluted		5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited-Prepared by Management)
	From Inception
	Date of	Three Months	Three Months	Nine Months	Nine Months
	June 17, 2004 to	Ended	Ended	Ended	Ended
	May 31	May 31	May 31	May 31	May 31
	2006	2006	2005	2006	2005
Operating Activities
Net Loss for the period	$(58,607)	$(4,650)	$(9,178)	$(14,232)	$(9,656)
Non cash changes
Donated services and donated rent	17,625	2,250	-	6,750	390
Changes in operating assets and liabilities
Prepaid expense	(465)	-	-	(465)	-
Accounts payable and accrued liabilities	12,695	2,400	(1,000)	7,250	(17,344)
Funds in trust with attorney	-	-	-	-	16,440
Net cash provided by (used for)
operating activities	(28,752)	-	(10,178)	(697)	(10,170)
Financing Activities
Capital stock subscribed	5,000	-	-	-	-
Loan from Eskota Energy	500	-	-	500	-
Loans from related party	22,862	-	10,137	136	6,286
Net cash provided by (used for)
financing activities	28,362	-	10,137	636	6,286
Effect of exchange rate changes on cash	390	-	-	-	-
Cash (decrease) during the period	-	-	(41)	(61)	(3,884)
Cash, Beginning of Period	-	-	142	61	3,985

Cash, End of Period	$-	$-	$101	$-	$101

Supplementory Information-non cash items:
Donated Services	11,750	1,500	-	4,500	-
Donated Rent	5,875	750	-	2,250	-

The accompanying notes are an integral part of these financial statements.

Middle Kingdom Resources Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From Inception Date of June 17, 2004 to May 31, 2006
(Expressed in U.S. Dollars)
(Unaudited -Prepared by Management)
					Other
					Comprehensive
					Income		Deficit
					Cumulative		Accumulated
			par		Foreign		During
	Price	Number of	Value	Total	Currency		the	Total
	Per	Common	at 0.001	Capital	Translation	Donated	Development	Stockholders'
	Share	Shares	Per Share	Stock	Adjustments	Capital	Stage	Equity(Deficit)

Shares subscribed on 6/17/2004
by Director for cash	$0.001	4,800,000	$4,800	$4,800				$4,800
Shares subscribed on 6/17/2004
by shareholder for cash	$0.001	200,000	200	200				200
Donated Capital						1,875		1,875
Net loss for the period
from date inception on June
17, 2004 to August 31, 2004							(20,665)	(20,665)
Balance, August 31, 2004		5,000,000	5,000	5,000		1,875	(20,665)	(13,790)
Other Comprehensive Income -
Cumulative currency translation
adjustments - Income					390			390
Donated Capital						9,000		9,000
Net loss for the year ended
August 31, 2005							(23,710)	(23,710)
Balance, August 31, 2005		5,000,000	5,000	5,000	390	10,875	(44,375)	(28,110)
Donated Capital						2,250		2,250
Net loss for the three month
period ended November 30, 2005							(2,292)	(2,292)
Balance, November 30, 2005		5,000,000	5,000	5,000	390	13,125	(46,667)	(28,152)
Donated Capital						2,250		2,250
Net loss for the three month
period ended February 28, 2006							(7,290)	(7,290)
Balance, February 28, 2006		5,000,000	5,000	5,000	390	15,375	(53,957)	(33,192)
Donated Capital						2,250		2,250
Net loss for the three month
period ended May 31, 2006							(4,650)	(4,650)
Balance, May 31, 2006		5,000,000	$5,000	$5,000	$390	$17,625	($58,607)	($35,592)

The accompanying notes are an integral part of these financial statements.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 1. BUSINESS OPERATIONS

(a)

Middle Kingdom Resources Ltd. (A the Company@ ) date of incorporation and inception was on June 17, 2004 by the Secretary of State of the State of Nevada, U.S.A. The Company is in the energy and mineral resource fields, as an exploration stage company. The Company= s property is in the District and Land Titles Division of Thunder Bay, in the Province of Ontario, Canada.

	(b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $58,607 to May 31, 2006 and has a working capital deficiency of $35,592 at May 31, 2006. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources of additional financing to fund the ongoing development of the Company= s business.

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

The gain or loss on translation is reported as a separate component of stockholders= equity and is not recognized in net income.

Gains or losses from foreign currency transactions are recognized in current net income.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont= d)
(b)	Translation of Foreign Currency (cont= d)

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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont= d)

	(f)	Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities.

	(g )	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, A Share Based Payment@ .. SFAS 123R is a revision of SFAS No. 123 A Accounting for Stock-based Compensation@ , and supersedes APB Opinion No. 25, A Accounting for Stock Issued to Employees@ and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity= s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, A Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunctjion with Selling, Goods or Services@ .. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, A Employers= Accounting for Employee Stock Ownership Plans@ .. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award B the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company= s results of operations or financial position.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont= d)

(h)	Cash

Cash consists of funds on deposit with the Company= s bankers.

(i)	Income Taxes

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

(a)

Mr. Robert Kinloch, President and shareholder of the Company, agreed to loan $22,862 to the Company. The loan is unsecured and there are no written terms of repayment, no interest has been recorded on this loan to May 31, 2006.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)
Note 3. RELATED PARTY TRANSACTIONS (cont= d)
(b)

The President and shareholder of the Company provided services donated to May 31,2006 of $11,750 and rent donated of $5,875 to May 31, 2006 which are recorded as expenses and credited to stockholders= equity to May 31, 2006.

Note 4.		INCOME TAXES

The Company has tax losses to May 31, 2006 that total $40,982 (excluding donated services and rent), for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of deferred taxes has not been recorded as an asset at May 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Losses			$58,607
Deduct:	Donated Services	$(11,750)
	Donated Rent	(5,875)	(17,625)
Loss for Taxation Purposes			$40,982

	Balance at May 31
	2006	2005
Deferred tax assets	$13,934	3,296
Valuation allowance	$(13,934)	(3,296)
Net deferred tax assets	$0	0

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense is as follows:

	2006	2005
Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

Note 5.	FINANCIAL INSTRUMENTS

The Company= s financial instruments consist of accounts payable and accrued liabilities and loans payable. It is management= s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

Note 6.	MINERAL RESOURCE AGREEMENT

On June 22, 2004, and as extended by agreement on August 15, 2005, the Company entered into an option and joint venture exploration agreement to September 30, 2006, with Energold Minerals Inc., an Alberta, Canada, Corporation owned by a non-affiliated third party. No funds have been expended or committed by Middle Kingdom Resources Ltd. related to this agreement up to May 31, 2006.

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

(b) Energold shall grant MKR the right (the A First Option@ ) to elect to earn a 30% undivided interest in the Jarvis Island Property pursuant to which MKR shall:

(i) issue to Energold a total of 500,000 common shares in the capital stock of MKR in accordance with the following schedule:

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
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

MIDDLE KINGDOM RESOURCES LTD.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2006
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

Note 7. Donated Capital

The president and shareholder of the Company has donated services of $ 500 per month and rent of $ 250 per month for total donated services of $11,750 and donated rent of $5,875 to May 31, 2006.

Note 8. Loan from Eskota energy

The amount of $500 as at May 31, 2006 represents a loan from Eskota energy. This amount is unsecured, non-interest bearing, and has no specific terms of repayment, and accordingly, is classified as a current liability.

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

If we are unable to complete any phase of exploration because we don= t have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything. Currently, we have ceased operations other than attempting to raise capital.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of July, 2006.

MIDDLE KINGDOM RESOURCES LTD.
(Registrant)

BY:	ROBERT KINLOCH
Robert J. Kinloch
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors